Form 10-Q
period 2009-01-31
Bellmore Corp
filed 2009-03-10
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Bellmore Corporation
(Exact name of registrant as specified in Charter

Nevada	000-156062	26-3033276
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

 1806 Bellmore Street, Oakhurst, NJ 07755
 (Address of Principal Executive Offices)
 _______________

732-876-1559
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 10, 2009: 2,370,000 shares of common stock.

Bellmore Corporation
FORM 10-Q
January 31, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

Bellmore Corporation
(A Development Stage Company)
Financial Statements
January 31, 2009
(Unaudited)

CONTENTS

Page(s)
Balance Sheets - As of January 31, 2009 (Unaudited) and July 31, 2008 (Audited)	1

Statements of Operations - For the three months and six months ended January 31, 2009 and for the period from July 22, 2008 (inception) to January 31, 2009 (Unaudited)	2

Statements of Cash Flows - For the six months ended January 31, 2009 and for the period from July 22, 2008 (inception) to January 31, 2009 (Unaudited)	3

Notes to Financial Statements (Unaudited)	4-7

Bellmore Corporation
(A Development Stage Company)
Balance Sheets

	January 31, 2009	July 31, 2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$12,431	$2,000
Total Current Assets	12,431	2,000

Total Assets	$12,431	$2,000

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$4,700	$-
Loans payable - related party	14,500	14,500
Interest payable - related party	610	-
Total Current Liabilities	19,810	14,500

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
2,370,000 and 2,030,000 shares issued and outstanding	2,370	2,030
Additional paid-in capital	36,630	2,970
Deficit accumulated during the development stage	(46,379)	(17,500)
Total Stockholders' Deficit	(7,379)	(12,500)

Total Liabilities and Stockholders' Deficit	$12,431	$2,000

See accompanying notes to unaudited financial statements

Bellmore Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months	For the Six Months	July 22, 2008 (Inception)
	Ended January 31, 2009	Ended January 31, 2009	to January 31, 2009

Revenues	$-	$-	$-

Operating expenses
General and administrative	28,062	28,879	46,379
Total operating expenses	28,062	28,879	46,379

Net loss	$(28,062)	$(28,879)	$(46,379)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding
during the period - basic and diluted	2,370,000	2,342,077	2,335,241

See accompanying notes to unaudited financial statements

Bellmore Corporation (A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months	July 22, 2008 (Inception)
	Ended January 31, 2009	to January 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,879)	$(46,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in Accrued Liabilities	4,700	4,700
Increase in Accrued Interest	610	610
Stock issued for services	-	3,000
Net Cash Used In Operating Activities	(23,569)	(38,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	-	14,500
Proceeds from issuance of common stock - Founders	-	2,000
Proceeds from issuance of common stock	34,000	34,000
Net Cash Provided By Financing Activities	34,000	50,500

Net Increase in Cash	10,431	12,431

Cash - Beginning of Period	2,000	-

Cash - End of Period	$12,431	$12,431

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to unaudited financial statements

Bellmore Corporation
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form S-1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended July 31, 2008.  The interim results for the period ended January 31, 2009 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Bellmore Corporation (the “Company”), was incorporated in the State of Nevada on July 22, 2008.

The Company intends to supply non prescription nutritional products.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company will look to obtain additional debt and/or equity related funding opportunities. The Company has not generated any revenues since inception.

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including competition, financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

Bellmore Corporation
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

A significant estimate in 2009 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At January 31, 2009 and July 31, 2008, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At January 31, 2009 and July 31, 2008, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from July 22, 2008 (inception) to January 31, 2009, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents if outstanding would have been anti-dilutive.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services will be recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). For the period from July 22, 2008 (inception) to January 31, 2009, the Company has not issued any stock based compensation to third parties.

Bellmore Corporation
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009
(Unaudited)

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At January 31, 2009 and July 31, 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During fiscal year 2009, the Company only operated in one segment; therefore, segment information has not been presented.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and loans payable – related party, approximate fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

Accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption. No additional new pronouncements are applicable at January 31, 2009.

Bellmore Corporation
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009
(Unaudited)

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $28,879 and net cash used in operations of $23,569 for the six months ended January 31, 2009; and a working capital deficit of $7,379, and a deficit accumulated during the development stage of $46,379 at January 31, 2009. In addition, the Company is in the development stage and has not yet generated any revenues.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. To date, all debt financing has come from a related party.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Loans Payable – Related Party

During July 2008, the Company issued loans payable, totaling $14,500, to an affiliated entity of two of the Company’s officers. The loans bear interest at 8% and are due one year from the issuance date.  These loans are unsecured.

At January 31, 2009, these advances represent a 100% concentration in debt financing.

Note 5 Stockholders’ Deficit

On July 28, 2008, the Company issued 2,000,000 shares of common stock for $2,000, ($0.001/share), to its founders.

On July 29, 2008, the Company issued 30,000 shares of common stock, having a fair value of $3,000 ($0.10/share), based upon the fair value of the legal services provided.  Under SFAS No. 123R and APB No. 29, “Accounting for Nonmonetary Transactions”, fair value of the services provided reflect a more readily determinable fair value than the shares issued in recent cash transactions with third parties.  The exchange of these non-monetary assets did not result in a gain or loss. At July 31, 2008, the Company has expensed this stock issuance as a component of general and administrative expense.

From August 1, 2008 through October 31, 2008, the Company issued 340,000 shares of common stock for $34,000 ($0.10/share) to third party investors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Our specific goal is to attract a client base that will have steady orders of nutritional supplements throughout the year. We intend to accomplish this through the following steps:

1.
We plan on using our existing contacts in the nutritional supplement industry to acquire new customers through word of mouth and advertising in various industry publications. We expect this to take upwards of 2-3 months at an expense of $10,000 to promote our company. We also plan to establish a website that highlights our company’s products and services. We believe that it will cost up to $2,000 initially to have our website fully operational. We expect the website to be operational by the middle of 2009. We do not intend to hire employees at this point. Mark Gruberg and Bernard Gruberg will handle all administrative duties.

2.
During the year, we plan to attend industry trade shows as well as having a booth in two major international shows. We expect to purchase a booth at the Natural Products Expo Asia in Hong Kong in August 2009 and the Vitafoods International Trade Show in Geneva, Switzerland in May 2009. These two shows draw customers from all over Europe and Asia and should allow us to reach our target market effectively. We plan to spend $10,000 on each show to cover all expenses necessary to promote our company, for a total cost of $20,000. These shows are expected to gain our company up to 10 new clients with 3 of them being major buyers. This would increase sales by up to $500,000 through the expectation that each new customer brings in $50,000 in sales.

3.
We plan on keeping fully up to date with product pricing from several different nutritional product manufactures in the U.S. to allow us to give our customers the best possible price. We also plan on keeping up to date with import regulations throughout the world so that our customers will never have a problem getting their goods. In regards to countries that require registration of products before they may be imported, we will take care of that for our customers and keep track of their filing status and updates in a timely manner.  This will separate us from other nutritional supplement export companies in the U.S that do not register products for customers or take several months to complete the process. We will be able to complete this process in a quarter of the time using our existing knowledge of international rules and regulations.

After we have achieved these goals and established a customer base, we will look into expanding our offices and operations. It is possible that in the future we would be able to purchase our own manufacturing facility to further increase profits, but the there are currently no plans for this nor any estimate of costs.

In summary, we anticipate to start acquiring new customers by the second quarter of 2009. We estimate that we can begin generating revenue at that time. If we cannot generate sufficient revenues to continue operations, we will suspend our operations

Results of Operation

For the period from inception through January 31, 2009, we had no revenue.  Expenses for the period from July 22, 2008 (inception) to January 31, 2009 totaled $46,379 resulting in a loss of $46,379.

Liquidity and Capital Resources

As of January 31, 2009 we had $12,431 in cash.

The initial use of proceeds from our unregistered common share sales that occurred between July 2008 and January 2009 was to be split between offering expenses, professional fees, advertising/marketing, and working capital. We raised approximately $ 34,000 from its intended maximum offering of $100,000 and exercised its right to reassess and reassign its intended use of funds. We have allocated almost all of our capital raised for legal and accounting/auditor expenses related to the offering and the listing process.

We are currently seeking funding for our plan of operations. We would like to raise a minimum of $100,000 and a maximum of $500,000 in order to continue our marketing plan and build a customer base. To achieve our goals, a large portion of the funds raised will be invested in advertising, marketing, and travel expenses. Our success is contingent upon having enough capital to build enough customers to support the business. We expect to raise additional funds within the next 6-8 months. A private placement is the most likely scenario for the company to achieve success in raising additional funds for its operations. There are no discussions with any parties at this point in time for additional funding; however, we will attempt to discuss our business plan with various brokers in the US.

We believe we can satisfy our cash requirements for the next twelve months with our current cash and expected revenues. However, completion of our plan of operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to achieve our profit, revenue, and growth goals.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $100,000. The $100,000 will be financed through the company’s cash on hand of $35,500 plus approximately $250,000 in sales.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, unless financing is raised. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of January 31, 2009.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports of Form 8-K.

(a)           Exhibits

                31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

                32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

                None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellmore Corporation

Date: March 10, 2009	By:	/s/ Mark Gruberg
Mark Gruberg
President, Chief Executive Officer and Chairman of the Board of Directors

Bellmore Corporation

Date: March 10, 2009	By:	/s/ Bernard Gruberg
Bernard Gruberg
Chief Financial Officer, Vice President, Principal Accounting Officer and Director