Form 10-Q
period 2009-04-30
Bellmore Corp
filed 2009-06-11
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 10, 2009: 2,370,000 shares of common stock.

Bellmore Corporation
FORM 10-Q
April 30, 2009
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

SIGNATURE

Item 1. Financial Information

Bellmore Corporation
(A Development Stage Company)
Financial Statements
April 30, 2009
(Unaudited)

CONTENTS

Page(s)
Balance Sheets - As of April 30, 2009 (Unaudited) and July 31, 2008 (Audited)	1

Statements of Operations -
For the three and nine months ended April 30, 2009 and for the period
from July 22, 2008 (inception) to April 30, 2009 (Unaudited)	2

Statements of Cash Flows -
For the nine months ended April 30, 2009 and for the period
from July 22, 2008 (inception) to April 30, 2009 (Unaudited)	3

Notes to Financial Statements (Unaudited)	4-8

Bellmore Corporation
(A Development Stage Company)
Balance Sheets

	April 30, 2009	July 31, 2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$1,438	$2,000
Total Current Assets	1,438	2,000

Total Assets	$1,438	$2,000

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$173	$-
Loans payable - related party	14,500	14,500
Interest payable - related party	893	-
Total Current Liabilities	15,566	14,500

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
2,370,000 and 2,030,000 shares issued and outstanding	2,370	2,030
Additional paid-in capital	36,630	2,970
Deficit accumulated during the development stage	(53,128)	(17,500)
Total Stockholders' Deficit	(14,128)	(12,500)

Total Liabilities and Stockholders' Deficit	$1,438	$2,000

See accompanying notes to unaudited financial statements

Bellmore Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the Period from
	For the Three Months	For the Nine Months	July 22, 2008 (Inception)
	Ended April 30, 2009	Ended April 30, 2009	to April 30, 2009

Revenues	$-	$-	$-

Operating expenses
General and administrative	6,749	35,628	53,128
Total operating expenses	6,749	35,628	53,128

Net loss	$(6,749)	$(35,628)	$(53,128)

Net loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.02)

Weighted average number of shares outstanding
during the period - basic and diluted	2,370,000	2,351,213	2,346,449

See accompanying notes to unaudited financial statements

Bellmore Corporation
Statements of Cash Flows
(Unaudited)

		For the Period from
	For the Nine Months	July 22, 2008 (Inception)
	Ended April 30, 2009	to April 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,628)	$(53,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	3,000
Changes in operating assets and liabilities:
Increase in accounts payable	173	173
Increase in interest payable - related party	893	893
Net Cash Used In Operating Activities	(34,562)	(49,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	-	14,500
Proceeds from issuance of common stock - founders	-	2,000
Proceeds from issuance of common stock	34,000	34,000
Net Cash Provided By Financing Activities	34,000	50,500

Net Increase (Decrease) in Cash	(562)	1,438

Cash - Beginning of Period	2,000	-

Cash - End of Period	$1,438	$1,438

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to unaudited financial statements

Bellmore Corporation
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form S-1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended July 31, 2008.  The interim results for the period ended April 30, 2009 are not necessarily indicative of results for the full fiscal year.

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
April 30, 2009
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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At April 30, 2009 and July 31, 2008, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At April 30, 2009 and July 31, 2008, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from July 22, 2008 (inception) to April 30, 2009, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

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

Bellmore Corporation
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009
(Unaudited)

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During fiscal year-end 2009, the Company only operated in one segment; therefore, segment information has not been presented.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, loans payable – related party and interest payable – related party, approximate fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R did not have a material effect on the Company’s financial position, results of operations or cash flows.

Bellmore Corporation
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009
(Unaudited)

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $35,628 and net cash used in operations of $34,562 for the nine months ended April 30, 2009; and a working capital deficit of $14,128, a deficit accumulated during the development stage of $53,128 and a stockholders’ deficit of $14,128 at April 30, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues.

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

Bellmore Corporation
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009
(Unaudited)

Note 4 Loans Payable – Related Party

During July 2008, the Company executed loans payable, totaling $14,500, with an affiliated entity of two of the Company’s officers. The loans bear interest at 8% and are due one year from the issuance date.  These loans are unsecured.

At April 30, 2009, these advances represent a 100% concentration in debt financing.

Note 5 Stockholders’ Deficit

On July 28, 2008, the Company issued 2,000,000 shares of common stock for $2,000, ($0.001/share), to its founders.

On July 29, 2008, the Company issued 30,000 shares of common stock, having a fair value of $3,000 ($0.10/share), based upon the fair value of the legal services provided. Under SFAS No. 123R, fair value of the services provided reflect a more readily determinable fair value than the shares issued in recent cash transactions with third parties. At July 31, 2008, the Company has expensed this stock issuance as a component of general and administrative expense.

From August 1, 2008 through October 31, 2008, the Company issued 340,000 shares of common stock for $34,000 ($0.10/share) to third party investors.

Note 6 Subsequent Event

During May 2009, the Company executed a loan payable of $18,000, with an affiliated entity of two of the Company’s officers. The loan bears interest at 8% and is due one year from the issuance date.  This loan is unsecured.

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

2.
During the year, we plan to attend industry trade shows as well as having a booth in two major international shows. We recently attended the Vitafoods International Trade Show in Geneva, Switzerland in May 2009 and we expect to purchase a booth at the Natural Products Expo Asia in Hong Kong in August 2009. These two shows draw customers from all over Europe and Asia and should allow us to reach our target market effectively. We plan to spend $10,000 on each show to cover all expenses necessary to promote our company, for a total cost of $20,000. These shows are expected to gain our company up to 10 new clients with 3 of them being major buyers. This would increase sales by up to $500,000 through the expectation that each new customer brings in $50,000 in sales.

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

For the period from inception through April 30, 2009, we had no revenue.  Expenses for the period from July 22, 2008 (inception) to April 30, 2009 totaled $53,128 resulting in a loss of $53,128.

Liquidity and Capital Resources

As of April 30, 2009 we had $1,438 in cash.

The initial use of proceeds from our unregistered common share sales that occurred between July 2008 and January 2009 was to be split between offering expenses, professional fees, advertising/marketing, and working capital. We raised approximately $34,000 from our intended maximum offering of $100,000 and exercised our right to reassess and reassign our intended use of funds. We have allocated almost all of our capital raised for legal and accounting/auditor expenses related to the offering and the listing process.

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

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $100,000. The $100,000 will be financed through the company’s cash on hand of $1,438 plus approximately $250,000 in sales.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees, unless financing is raised. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”. Under SFAS No. 123R, fair value of the services provided reflect a more readily determinable fair value than the shares issued in recent cash transactions with third parties.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of April 30, 2009.

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

Bellmore Corporation

Date: June 11, 2009	By:	/s/ Mark Gruberg
Mark Gruberg
President, Chief Executive Officer and Chairman of the Board of Directors

Bellmore Corporation

Date: June 11, 2009	By:	/s/ Bernard Gruberg
Bernard Gruberg
Chief Financial Officer, Vice President, Principal Accounting Officer and Director