Form 10-K
period 2009-07-31
Bellmore Corp
filed 2009-10-01
CIK 1448780

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-156062

BELLMORE CORPORATION
 (Name of small business issuer in its charter)

Nevada	26-3033276
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1806 Bellmore Street Oakhurst, NJ	07755
(Address of principal executive offices)	(Zip Code)

732-876-1559
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III if this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:
Yes ☒  No ☐

State issuer's revenues for its most recent fiscal year: None.

Number of shares of the registrant’s common stock outstanding as of September 18, 2009 was 2, 370,000.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Item 1.    Business.

Organization Within Last Five Years

We were incorporated in July 2008 in the State of Nevada and 1,000,000 shares of common stock were issued to Mark Gruberg, and 1,000,000 shares of common stock were issued to Bernard Gruberg.

Description of Business

General

We are a seller of nutritional products in the form of tablets, capsules, softgels, and powders. We sell U.S. manufactured nutritional supplements to international customers. Through our extensive knowledge of U.S. nutritional supplement manufactures, we can provide our clients with contract manufacturing of bulk or finished goods and can specialize in a wide range of products for both the domestic and international supplement markets. We also specialize in the development of custom formulations and specialty products for our customers. All our products are made under current Good Manufacturing Practices (cGMP’s) and uphold the highest standards in quality and safety. We can also provide our clients with fast and reliable shipping, by ocean or air, as well as help with adhering to local customs regulations, laws, and tariffs.

Marketing:

We plan to market our products through a combination of advertising, attending international trade shows, and using client networking. The customers that attend international industry trade shows are our target market and we plan on buying booth space to show our products and attract clientele. These shows run all year long and will give us access to customers all over the world. We also plan on advertising in various magazines that target the nutritional supplement industry. Lastly, we plan on using existing contacts and clients in the nutritional supplement industry to grow our customer base through networking and word of mouth.

Strategy:

We plan to attract and keep our clients by providing a high quality product at a reasonable price. We plan on researching product pricing from various nutritional supplement manufacturers throughout the U.S. so that we can provide our customers with the best possible price along with keeping a profit for our company. We will only deal with reputable and proven U.S. manufactures that we know can provide an excellent product for our customers. We will also provide our customers with exceptional customer service. We will keep our customers updated with the status of orders as well as setting up the shipping of our products to our customers. As demand for our products increases, we will look into the possibility of opening our own manufacturing facility through the use of financing and existing capital.

Market:

Recent trend reports show that consumers are favoring preventative health over trying to cure diseases. This is shown by the growing demand for nutritional supplements and pharmaceutical products in the U.S. and worldwide. The aim of nutritional supplements is to help consumers remain healthy and active without the need of medications. We will be targeting consumers who buy nutritional supplement products in order to live a healthier lifestyle and prevent future health problems.

Competition:

The nutritional industry in the U.S. alone is an estimated $20 Billion market. The market worldwide is estimated at $50 billion and growing rapidly. Contract manufacturing and private label services are used by a countless number of multi-level companies, distributors, and small retailers. Competition in this market is growing rapidly leading to better products at lower prices. We believe that our commitment to quality and superior customer service can give it opportunities for rapid growth and expansion in the domestic and international market combined with over 15 years of experience and industry knowledge.

Regulation:

The Nutritional industry in the U.S. is regulated by the FDA and is held under strict standards and guidelines. The products manufactured must meet label claims and must be manufactured under Good Manufacturing Practices. It is anticipated that as the industry continues to grow, additional regulations and controls will be placed on the industry. It is very important that any company in this industry have extensive knowledge of the laws and regulations with respect to nutritional supplement sales. We impose high standards on our contractors in terms of quality control and quality assurance to assure the quality and potency of the nutritional supplements we sell.  All products go through the appropriate testing and screening to ensure that the supplements meet manufacturing guidelines and product specifications.

Every country outside of the U.S. has its own rules and regulations with regards to nutritional supplement importation and sales. It can be a tedious process to register and import nutritional supplement products without the proper knowledge and experience. We have a significant advantage in this area because of our management’s vast understanding and knowledge of international regulations of the industry. Mark Gruberg attends several tradeshows each year across the world and has a deep knowledge of rules in areas including Asia, Europe, and the South American Market. He also has contacts with the Food Export Association of the United States and several other countries’ ministry’s of health that keep him updated with changes in the rules and regulations in the nutritional supplement industry across the globe. This gives us a significant advantage over other company executives that do not have this type of knowledge or experience.

Employees:

Mark Gruberg and Bernard Gruberg are the only people currently employeed. They will not take a salary until our marketing strategy is fully implemented and a steady customer base and cash flow is established. The time frame for this is not known as of yet.

Item 2.    Description of Property.

Our principal executive office location and mailing address is 1806 Bellmore Street, Oakhurst, NJ 07755. Currently, this space is sufficient to meet our office needs; however, if we expand our business to a significant degree, we will have to find a larger space.  Our current location is provided to the company by Kwik Enterprises LLC.

Item 3.    Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Public Market for Common Stock

Our common stock is currently quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol BLMR.  There has been minimal trading in our common stock.

Holders of Our Common Stock

As of July 31, 2009 statement, we had 39 shareholders of our common stock.

Rule 144 Shares

As of July 31, 2009, there are no shares of common available for resale to the public and in accordance with the volume and trading limitations of Rule 144 of the Act.  After July 2009, the 1,000,000 common shares held by Mark Gruberg, and the 1,000,000 common shares held by Bernard Gruberg will become available for resale to the public and in accordance with the volume and trading limitations of Rule 144 of the Act.  After July 2009, the 12,000 shares issued to Richard Anslow for legal services rendered, and 12,000 shares issued to Gregg Jaclin for legal services rendered will become available for resale to the public and in accordance with the volume and trading limitations of Rule 144 of the Act.  After October 2009, all of the shares of our common stock held by the 34 shareholders who purchased their shares in the Regulation D 506 offering by us will become available for resale to the public. Sales under Rule 144 are subject availability of current public information about the company.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

The following table sets forth certain information as of September _, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

Item 6.    Selected Financial Data.

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of the Registration Statement includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operation

Our specific goal is to attract a client base that will have steady orders of nutritional supplements throughout the year. We intend to accomplish this through the following steps:

1.
We plan on using our existing contacts in the nutritional supplement industry to acquire new customers through word of mouth and advertising in various industry publications. We expect this to take upwards of 2-3 months at an expense of $10,000 to promote our company. We also plan to establish a website that highlights our company’s products and services. We believe that it will cost up to $2,000 initially to have our website fully operational. We expect the website to be operational by July 2010. We do not intend to hire employees at this point. Mark Gruberg and Bernard Gruberg will handle all administrative duties.

2.
During 2009, we planned to attend industry trade shows as well as promoting our company by purchasing, a booth at two major international shows. Due to our inability to raise necessary capital, we were unable to do so.  During 2010, if we are able to raise capital we intend to, purchase a booth at the Natural Products Expo Asia in Hong Kong in August 2010 and the Vitafoods International Trade Show in Geneva, Switzerland in May 2010. These two shows draw customers from all over Europe and Asia and should allow us to reach our target market effectively. We plan to spend $10,000 on each show to cover all expenses necessary to promote our company, for a total cost of $20,000. These shows are expected to gain our company up to 10 new clients with 3 of them being major buyers. This would increase sales by up to $500,000 through the expectation that each new customer brings in $50,000 in sales. However, we have  encountered difficulties in raising a sufficient amount of capital to implement our intended plan of operations.  If we continue to encounter such difficulties in raising necessary capital, we may  look at other options for the future of the company, including changing our business plan or undertaking  merger with another company if we believe it to be in the best interests of our shareholders.

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

In summary, we anticipate to start acquiring new customers by the second quarter of 2009. We estimate that we can begin generating revenue at that time. If we cannot generate sufficient revenues to continue operations, we will suspend our operations.

Results of Operations

For the period from inception through July 31, 2009, we had no revenue.  Expenses for the period from July 22, 2008 (inception) to July 31, 2009 totaled $68,946 resulting in a loss of $68,946.

Capital Resources and Liquidity

As of July 31, 2009 we had $4,043 in cash.

The initial use of proceeds from our unregistered common share sales that occurred between July 2008 and July 2009 was to be split between offering expenses, professional fees, advertising/marketing, and working capital. We raised approximately $ 34,000 from its intended maximum offering of $100,000 and exercised its right to reassess and reassign its intended use of funds. We have allocated almost all of our capital raised for legal and accounting/auditor expenses related to the offering and the listing process.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.    Financial Statements.

Bellmore Corporation
(A Development Stage Company)
Financial Statements
July 31, 2009 and 2008

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheets - As of July 31, 2009 and 2008	F-2

Statements of Operations -
For the year ended July 31, 2009, the period from July 22, 2008 (inception) to July 31, 2008 and for the period from July 22, 2008 (inception) to July 31, 2009	F-3

Statement of Changes in Stockholders’ Deficit -
For the year ended July 31, 2009, the period from July 22, 2008 (inception) to July 31, 2008 and for the period from July 22, 2008 (inception) to July 31, 2009	F-4

Statements of Cash Flows -
For the year ended July 31, 2009, the period from July 22, 2008 (inception) to July 31, 2008 and for the period from July 22, 2008 (inception) to July 31, 2009	F-5

Notes to Financial Statements	F-6 - F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Bellmore Corporation

We have audited the accompanying balance sheets of Bellmore Corporation (a development stage company) as of July 31, 2009 and 2008, and the related statements of operations, and cash flows for the year ended July 31, 2009, the period from July 22, 2008 (inception) to July 31, 2008 and for the period from July 22, 2008 (inception) to July 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bellmore Corporation as of July 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended July 31, 2008, the period from July 22, 2008 (inception) to July 31, 2008 and for the period from July 22, 2008 (inception) to July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $51,446 and net cash used in operations of $49,957 for the year ended July 31, 2009; and a working capital deficit of $29,946, a deficit accumulated during the development stage of $68,946 and a stockholders’ deficit of $29,946 at July 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
September 30, 2009

551 NW 77th Street. Suite 107 • Boca Raton, FI. 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com • info@bermancpas.com
Registered with the PCAOB • Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

Bellmore Corporation
(A Development Stage Company)
Balance Sheets

	July 31,
	2009	2008
Assets
Current Assets
Cash	$4,043	$2,000
Total Current Assets	4,043	2,000

Total Assets	$4,043	$2,000

Liabilities and Stockholders' Deficit

Current Liabilities
Advances payable - related party	$32,500	$14,500
Interest payable - related party	1,489	-
Total Current Liabilities	33,989	14,500

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
2,370,000 and 2,030,000 shares issued and outstanding	2,370	2,030
Additional paid-in capital	36,630	2,970
Deficit accumulated during the development stage	(68,946)	(17,500)
Total Stockholders' Deficit	(29,946)	(12,500)

Total Liabilities and Stockholders' Deficit	$4,043	$2,000

See accompanying notes to financial statements

Bellmore Corporation
(A Development Stage Company)
Statements of Operations

		For the Period from	For the Period from
	For the Year Ended	July 22, 2008 (Inception) to	July 22, 2008 (Inception) to
	July 31, 2009	July 31, 2008	tuly 31, 2009

Revenues	$-	$-	$-

General and administrative	51,446	17,500	68,946

Net loss	$(51,446)	$(17,500)	$(68,946)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.03)

Weighted average number of shares outstanding
during the year/period - basic and diluted	2,355,962	2,020,000	2,352,337

See accompanying notes to financial statements

Bellmore Corporation
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit

			Additional	Deficit Accumulated during	Total
	Common Stock, $0.001 Par Value		Paid In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Proceeds from the issuance of common stock - founders ($0.001)	2,000,000	$2,000	$-	$-	$2,000

Proceeds from the issuance of common stock for services ($0.10)	30,000	30	2,970	-	3,000

Net loss for the period from July 22, 2008 (inception) to July 31, 2008				(17,500)	(17,500)

Balance - July 31, 2008	2,030,000	2,030	2,970	(17,500)	(12,500)

Proceeds from the issuance of common stock ($0.10/share)	340,000	340	33,660	-	34,000

Net loss for the year ended July 31, 2009				(51,446)	(51,446)

Balance - July 31, 2009	2,370,000	$2,370	36,630	$(68,946)	$(29,946)

See accompanying notes to financial statements

Bellmore Corporation
Statements of Cash Flows

		For the Period from	For the Period from
	For the Year Ended	July 22, 2008 (Inception) to	July 22, 2008 (Inception) to
	July 31, 2009	July 31, 2008	July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,446)	$(17,500)	$(68,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	3,000	3,000
Changes in operating assets and liabilities:
Increase in interest payable - related party	1,489	-	1,489
Net Cash Used In Operating Activities	(49,957)	(14,500)	(64,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable - related party	18,000	14,500	32,500
Proceeds from issuance of common stock - founders	-	2,000	2,000
Proceeds from issuance of common stock	34,000	-	34,000
Net Cash Provided By Financing Activities	52,000	16,500	68,500

Net Increase in Cash	2,043	2,000	4,043

Cash - Beginning of Year/Period	2,000	-	-

Cash - End of Year/Period	$4,043	$2,000	$4,043

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year/Period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to financial statements

Bellmore Corporation
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009 and 2008

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Bellmore Corporation (the “Company”), was incorporated in the State of Nevada on July 22, 2008.

The Company intends to supply non prescription nutritional products. The Company is currently inactive.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

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

A significant estimate in 2009 and 2008 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At July 31, 2009 and 2008, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At July 31, 2009 and 2008, respectively, there were no balances that exceeded the federally insured limit.

Bellmore Corporation
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009 and 2008

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from July 22, 2008 (inception) to July 31, 2009, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

Stock-Based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.

Income Taxes

The Company accounts for income taxes under the liability method. Under this method,  deferred income tax assets and liabilities are determined based on differences  between the financial reporting and tax bases of assets and  liabilities  and are measured using the enacted tax rates and laws  that will be in effect  when the  differences  are  expected  to reverse.

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At July 31, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including loans payable – related party and interest payable – related party, approximate fair value due to the relatively short period to maturity for these instruments.

Bellmore Corporation
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009 and 2008

Segment Information

During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

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
July 31, 2009 and 2008

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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $51,446 and net cash used in operations of $49,957 for the year ended July 31, 2009; and a working capital deficit of $29,946, a deficit accumulated during the development stage of $68,946 and a stockholders’ deficit of $29,946 at July 31, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues.

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

Note 3 Income Taxes

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company has established a valuation allowance to reflect the likelihood of the realization of deferred tax assets.

Bellmore Corporation
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009 and 2008

The Company has a net operating loss carryforward for tax purposes totaling approximately $66,000 at July 31, 2009, expiring through 2029. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at July 31, 2009 and 2008 are approximately as follows:

	2009	2008
Gross deferred tax assets:
Net operating loss carryforwards	$(25,000)	$(6,000)
Total deferred tax assets	25,000	6,000
Less: valuation allowance	(25,000)	(6,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at July 31, 2008 was approximately $6,000. The net change in valuation allowance during the year ended July 31, 2009, was an increase of approximately $19,000.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2009.

The actual tax benefit differs from the expected tax benefit for the periods ended July 31, 2009 and 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 6.5% for New Jersey state income taxes, a blended rate of 38.29%) as follows:

	2009	2008

Expected tax expense (benefit) – Federal	$(16,000)	$(6,000)
Expected tax expense (benefit) – State	(3,000)	(1,000)
Non-deductible stock compensation	-	1,000
Change in Valuation Allowance	19,000	6,000
Actual tax expense (benefit)	$-	$-

Bellmore Corporation
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009 and 2008

Note 4 Loans Payable – Related Party

During July 2008, the Company received advances totaling $14,500, from an affiliated entity. The advances bear interest at 8% and were due in one year.  These advances have been extended for an additional year. These advances are unsecured.

During May 2009, the Company received advances totaling $18,000, from an affiliated entity. The advances bear interest at 8% and were due in one year.  These advances are unsecured.

At July 31, 2009 and 2008, these advances represent a 100% concentration in debt financing.

Note 5 Stockholders’ Deficit

On July 28, 2008, the Company issued 2,000,000 shares of common stock for $2,000, ($0.001/share), to its founders.

On July 29, 2008, the Company issued 30,000 shares of common stock, having a fair value of $3,000 ($0.10/share), based upon the fair value of the legal services provided.  The fair value of the services provided reflect a more readily determinable fair value than the shares issued in recent cash transactions with third parties.  At July 31, 2008, the Company expensed this stock issuance as a component of general and administrative expense.

During August and September 2008, the Company issued 340,000 shares of common stock for $34,000 ($0.10/share) to third party investors.

Note 6 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of July 31, 2009 and September 30, 2009, the date the financial statements were issued.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financing Disclosure.

Our accountant is Berman & Company, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of July 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

Our executive officers and directors of July 31, 2009 are as follows:

NAME	AGE	POSITION
Mark Gruberg	5 5	President, Chief Executive Officer, Chairman of the Board
Bernard Gruberg	25	Chief Financial Officer, Director, Vice President

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Mark Gruberg, 55 , President, CEO, Chairman. Mr. Mark Gruberg has been involved in the nutritional supplement industry for over 15 years. He has served as management and ran day to day operations of his own small business since 1997 and has worked with other industry companies since the early 1990’s. His responsibilities have included management of 5 employees, managing customer relationships, handling payrolls and bookkeeping, keeping a schedule, and various other activities associated with running a small business. He has travelled throughout the world establishing customers in Europe, South America, and Asia as well as gaining a steady customer base and extensive knowledge of the nutritional supplement industry. Mr. Mark Gruberg has a Industrial engineering degree from the Universidad Tecnologica in Buenos Aires, Argentina and has previously worked as an electrical engineer.

Bernard Gruberg, 25, CFO, Vice President, Director. Mr. Bernard Gruberg has worked in the nutritional supplement industry for several years and has experience managing the finances of a small business. His responsibilities have included managing sales and marketing for a nutritional supplement company as well as keeping up with customer service and order placements. He has previously developed a website for a nutritional supplement company along with a business plan and effective marketing strategy. Mr. Bernard Gruberg has a firm understanding of the industry and would work alongside with Mark Gruberg in the running of Bellmore Corporation. Mr. Bernard Gruberg has a double major in Marketing and Logistics/Supply Chain Management from the University of Maryland.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

The Company has no significant employees other than the executive employees and directors described above.

No Audit Committee or Financial Expert

The Company does not have an audit committee or a financial expert serving on the Board of Directors.  The Company plans to form and implement an audit committee and hire a Chief Financial Officer who also may serve on the Board of Directors.

Code of Ethics

The Company does not have a code of ethics for our principal executive and financial officers. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the Securities and Exchange Commission.  The Company has not registered as a public company under Section 12 of the Securities Exchange Act of 1934, and therefore no reports have been filed under Section 16(a) thereunder.

Item 11.    Executive Compensation.

Summary Compensation Table

Summary Compensation Table; Compensation of Executive Officer

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our executive officers paid by us during the period ended July 31, 2008 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Mark Gruberg President, CEO, and Chairman	2008	$0	0	0	0	0	0	0	$0

Bernard Gruberg CFO, Vice President, Director	2008	$0	0	0	0	0	0	0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through July 31, 2008.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending July 31, 2008 by our executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table.

There were no awards made to our executive officers in the last completed fiscal year under any LTIP

Compensation of Directors

Our Directors are permitted to receive fixed fees and other compensation for their services as a director. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to the directors in such capacity.

Employment Agreements

We do not have any employment agreements in place with our officers and directors.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of July 31, 2009 and by the officer and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Mark Gruberg 1806 Bellmore Street Oakhurst, NJ 07755	1,000,000	42%

Common Stock	Bernard Gruberg 1806 Bellmore Street Oakhurst, NJ 07755	1,000,000	42%

Common Stock	All executive officers and directors as a group	2,000,000	84%

(1)	The percent of class is based on 2,370,000 shares of our common stock issued and outstanding as of July 31, 2009.

Item 13.    Certain Relationships and Related Transaction, and Director Independence

Item 14.    Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2009 and for fiscal year ended July 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Audit Fees

For the Company’s fiscal year ended July 31, 2009 and July 31, 2008, we were billed approximately $13,000.00 and $5,000.00 respectively for professional services rendered for the audit and review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission.

Tax Fees

For the Company’s fiscal year ended July 31, 2009 and July 31, 2008, we were billed $650.00 and $650.00 respectively for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended July 31, 2009 and 2008, respectively.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)           Financial Statements

(1)  Financial statements for our company are listed in the index under Item 8 of this document

(b)           Exhibits

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Incorporation*
3.2	By-Laws*
31.1	Section 302 Certification
32.1	Section 906 Certification

*      Incorporated herein by reference to Form S-1 filed on December 11, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLMORE CORPORATION

By:	/s/Mark Gruberg
Mark Gruberg
President, Chief Executive Officer, Chairman of the Board of Directors

By:	/s/Bernard Gruberg
Bernard Gruberg
Chief Financial Officer, Vice President, Principal Accounting Officer, Director

September 30, 2009