Form 10-Q
period 2009-10-31
Bellmore Corp
filed 2009-12-11
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Bellmore Corporation
(Exact name of registrant as specified in Charter)

Nevada	000-156062	26-3033276
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

 1806 Bellmore Street, Oakhurst, NJ 07755
 (Address of Principal Executive Offices)
 _______________

732-876-1559
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer,” “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ☐

As of December 11, 2009, the Company had 2,370,000 shares of common stock outstanding

Bellmore Corporation
FORM 10-Q
October 31, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

Bellmore Corporation
(A Development Stage Company)
Financial Statements
October 31, 2009
(Unaudited)

CONTENTS

Page(s)
Balance Sheets - As of October 31, 2009 (Unaudited) and July 31, 2009 (Audited)	1

Statements of Operations -
For the three months ended October 31, 2009 and for the period
from July 22, 2008 (inception) to October 31, 2009 (Unaudited)	2

Statements of Cash Flows -
For the three months ended October 31, 2009 and for the period
from July 22, 2008 (inception) to October 31, 2009 (Unaudited)	3

Notes to Financial Statements (Unaudited)	4-9

Bellmore Corporation
(A Development Stage Company)
Balance Sheets

	October 31, 2009	July 31, 2009
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$5,063	$4,043
Total Current Assets	5,063	4,043

Total Assets	$5,063	$4,043

Liabilities and Stockholders' Deficit

Current Liabilities
Advances payable - related party	$41,500	$32,500
Interest payable - related party	2,176	1,489
Total Current Liabilities	43,676	33,989

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 2,370,000 shares issued and outstanding	2,370	2,370
Additional paid-in capital	36,630	36,630
Deficit accumulated during the development stage	(77,613)	(68,946)
Total Stockholders' Deficit	(38,613)	(29,946)

Total Liabilities and Stockholders' Deficit	$5,063	$4,043

See accompanying notes to financial statements

Bellmore Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the Period from
	For the Three Months Ended		July 22, 2008 (Inception)
	October 31, 2009	October 31, 2008	to October 31, 2009

Revenues	$-	$-	$-

General and administrative	8,667	817	77,613

Net loss	$(8,667)	$(817)	$(77,613)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.03)

Weighted average number of common shares outstanding during the period - basic and diluted	2,370,000	2,313,846	2,355,870

See accompanying notes to financial statements

Bellmore Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period from
	For the Three Months Ended		July 22, 2008 (Inception) to
	October 31, 2009	October 31, 2008	October 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,667)	$(817)	$(77,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	-	3,000
Changes in operating assets and liabilities:
Increase in interest payable - related party	687	317	2,176
Net Cash Used In Operating Activities	(7,980)	(500)	(72,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable - related party	9,000	-	41,500
Proceeds from issuance of common stock - founders	-	-	2,000
Proceeds from issuance of common stock	-	34,000	34,000
Net Cash Provided By Financing Activities	9,000	34,000	77,500

Net Increase in Cash	1,020	33,500	5,062

Cash - Beginning of Period	4,043	2,000	-

Cash - End of Period	$5,063	$35,500	$5,062

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to financial statements

Bellmore Corporation
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the United States Securities and Exchange Commission ("SEC") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended July 31, 2009 and 2008.  The interim results for the period ended October 31, 2009 are not necessarily indicative of results for the full fiscal year.

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
October 31, 2009
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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At October 31, 2009 and July 31, 2009, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At October 31, 2009 and July 31, 2009, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from July 22, 2008 (inception) to October 31, 2009, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Bellmore Corporation
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including the Company’s current assets (exclusive of cash) and current liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Segment Information

During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

Bellmore Corporation
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Bellmore Corporation
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009
(Unaudited)

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $8,667 and net cash used in operations of $7,980 for the three months ended October 31, 2009; and a working capital deficit of $38,613, a deficit accumulated during the development stage of $77,613 and a stockholders’ deficit of $38,613 at October 31, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues.

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
October 31, 2009
(Unaudited)

Note 4 Loans Payable – Related Party

During July 2008, the Company received advances totaling $14,500, from an affiliated entity. The advances bear interest at 8% and were due in one year.  These advances have been extended for an additional year. These advances are unsecured.

During May 2009, the Company received advances totaling $18,000, from an affiliated entity. The advances bear interest at 8% and are due in one year.  These advances are unsecured.

During October 2009, the Company received an advance of $9,000, from an affiliated entity. The advance bears interest at 8% and is due in one year.  These advances are unsecured.

At October 31, 2009 and July 31, 2009, these advances represent a 100% concentration in debt financing.

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

Note 6 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of October 31, 2009 and December 10, 2009, the date the financial statements were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Our specific goal is to attract a client base that will have steady orders of nutritional supplements throughout the year. We intend to accomplish this through the following steps:

1.
We plan on using our existing contacts in the nutritional supplement industry to acquire new customers through word of mouth and advertising in various industry publications. We expect this to take upwards of 2-3 months at an expense of $10,000 to promote our company. We also plan to establish a website that highlights our company’s products and services. We believe that it will cost up to $2,000 initially to have our website fully operational. We expect the website to be operational by the middle of 2010. We do not intend to hire employees at this point. Mark Gruberg and Bernard Gruberg will handle all administrative duties.

2.
During the next year, we plan to attend industry trade shows as well as having a booth in two major international shows. We recently attended the Natural Products Expo Asia in Hong Kong in August 2009 and we expect to purchase a booth at the Vitafoods International Trade Show in Geneva, Switzerland in May 2010 and also attend the Natural Products Expo Asia in Hong Kong again in August 2010. These two shows draw customers from all over Europe and Asia and should allow us to reach our target market effectively. We plan to spend $10,000 on each show to cover all expenses necessary to promote our company, for a total cost of $20,000. These shows are expected to gain our company up to ten (10) new clients with three (3) of them being major buyers. This would increase sales by up to $500,000 through the expectation that each new customer brings in $50,000 in sales.

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

In summary, we anticipate to start acquiring new customers by the second quarter of 2010. We estimate that we can begin generating revenue at that time. If we cannot generate sufficient revenues to continue operations, we will suspend our operations

Results of Operation

For the period from inception through October 31, 2009, we had no revenue.  Expenses for the period from July 22, 2008 (inception) to October 31, 2009 totaled $77,613 resulting in a loss of $77,613.

Liquidity and Capital Resources

As of October 31, 2009 we had $5,063 in cash.

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

All share-based payments to employees will be recorded and expensed in the statement of operations. Fair value of the services provided reflect a more readily determinable fair value than the shares issued in recent cash transactions with third parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of October 31, 2009.

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

Bellmore Corporation

Date: December 11, 2009	By:	/s/ Mark Gruberg
Mark Gruberg
President, Chief Executive Officer and Chairman of the Board of Directors

Bellmore Corporation

Date: December 11, 2009	By:	/s/ Bernard Gruberg
Bernard Gruberg
Chief Financial Officer, Vice President, Principal Accounting Officer and Director