Form 10-Q
period 2010-01-31
MobileBits Holdings Corp
filed 2010-03-11
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

MobileBits Holdings Corporation
(Exact name of registrant as specified in charter)

Nevada	000-156062	26-3033276
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1990 Main Street, Suite 750
Sarasota, Florida 34236
 (Address of Principal Executive Offices)
 _______________

(941) 309-5356
 (Issuer Telephone number)
_______________

Bellmore Corporation
 1806 Bellmore Street, Oakhurst, NJ 07755
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

As of March 10, 2010, the Company had 2,370,000 shares of common stock outstanding.

MobileBits Holdings Corporation
FORM 10-Q
January 31, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Control and Procedures	13

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURE

MobileBits Holdings Corporation
(A Development Stage Company)
Financial Statements
January 31, 2010
(Unaudited)

CONTENTS

Page(s)
Financial Statements:

Balance Sheets - As of January 31, 2010 (Unaudited) and July 31, 2009 (Audited)	1

Statements of Operations - For the three months ended January 31, 2010 and 2009, for the six months ended January 31, 2010 and 2009 and for the period from July 22, 2008 (Inception) to January 31, 2010 (Unaudited)	2

Statements of Cash Flows - For the six months ended January 31, 2010 and 2009 and for the period from July 22, 2008 (Inception) to January 31, 2010 (Unaudited) 3	3

Notes to Financial Statements (Unaudited)	4-10

MobileBits Holdings Corporation
(A Development Stage Company)
Balance Sheets

	January 31, 2010	July 31, 2009
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$-	$4,043
Total Current Assets	-	4,043

Total Assets	$-	$4,043

Liabilities and Stockholders' Deficit

Current Liabilities
Loans payable - related party	$-	$32,500
Interest payable - related party	-	1,489
Total Current Liabilities	-	33,989

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
2,370,000 shares issued and outstanding	2,370	2,370
Additional paid-in capital	80,407	36,630
Deficit accumulated during the development stage	(82,777)	(68,946)
Total Stockholders' Deficit	-	(29,946)

Total Liabilities and Stockholders' Deficit	$-	$4,043

MobileBits Holdings Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,		For the Period from July 22, 2008 (Inception)to January 31,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

General and administrative	5,165	28,062	13,831	28,879	82,777

Net loss	$(5,165)	$(28,062)	$(13,831)	$(28,879)	$(82,777)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of common shares outstanding
during the period - basic and diluted	2,370,000	2,370,000	2,370,000	2,342,077	2,358,225

MobileBits Holdings Corporation
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period from
	For the Six Months Ended		July 22, 2008 (Inception)to
	January 31, 2010	January 31, 2009	January 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,831)	$(28,879)	$(82,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	-	3,000
Changes in operating assets and liabilities:
Increase in accrued liabilities	-	4,700	-
Increase in interest payable - related party	1,489	610	2,978
Net Cash Used In Operating Activities	(12,342)	(23,569)	(76,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable - related party	9,000	-	41,500
Proceeds collected on behalf of Chief Executive Officer in connection with private transaction	30,000	-	30,000
Repayment of loans - related party	(30,701)	-	(30,701)
Proceeds from issuance of common stock - founders	-	-	2,000
Proceeds from issuance of common stock	-	34,000	34,000
Net Cash Provided By Financing Activities	8,299	34,000	76,799

Net Increase (Decrease) in Cash	(4,043)	10,431	-

Cash - Beginning of Period	4,043	2,000	-

Cash - End of Period	$-	$12,431	$-

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Supplemental Disclosure of Non Cash Investing and Financing Activities:
Debt forgiveness - related party	$43,777	$-	$-

MobileBits Holdings Corporation
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended July 31, 2009 and 2008.  The interim results for the period ended January 31, 2010 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Bellmore Corporation (“BC”) was incorporated in the State of Nevada on July 22, 2008.  On January 25, 2010, BC changed its name to MobileBits Holdings Corporation (“the Company” or “MB”).

On January 14, 2010, in a private transaction, approximately 84.39% of the Company’s issued and outstanding common stock (held by the Chief Executive Officer and Chief Financial Officer) was sold to MB, a third party, resulting in a change of control. BC received a $30,000 advance towards the purchase price from MB in connection with this private transaction; however, the $30,000 was remitted to the Company’s officers once the transaction had closed.

In connection with this sale, the Company intends to change the focus of the business.  The Company previously intended to supply non prescription nutritional products. The Company now intends to become a global technology company focused on providing answers and highly targeted advertising through an automated answer engine via web and mobile smartphone applications.  The Company will offer a wide range of answers on a broad scope of web-based content.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

MobileBits Holdings Corporation
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010
(Unaudited)

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks associated with a development stage company, including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

A significant estimate in 2010 and 2009 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At January 31, 2010 and July 31, 2009, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At January 31, 2010 and July 31, 2009, respectively, there were no balances that exceeded the federally insured limit.

Earnings per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. The computation of basic and diluted loss per share for the period from July 22, 2008 (inception) to January 31, 2010, is equivalent since the Company has had continuing losses.  The Company also has no common stock equivalents.

MobileBits Holdings Corporation
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010
(Unaudited)

Share Based Payments

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

Segment Information

During 2010 and 2009, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

MobileBits Holdings Corporation
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010
(Unaudited)

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $13,831 and net cash used in operations of $12,342 for the six months ended January 31, 2010; and a deficit accumulated during the development stage of $82,777 at January 31, 2010.  In addition, the Company is in the development stage and has not yet generated any revenues.

MobileBits Holdings Corporation
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010
(Unaudited)

The ability of the Company to continue its operations is dependent on Management's plans, which include the expectation of raising debt or equity based capital, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

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

In response to these problems, management has taken the following actions:

●	seeking additional third party debt and/or equity financing; and

●	continue with the implementation of the business plan, which may include merging with an operating entity

Note 4 Fair Value

The fair value of the Company's financial assets and liabilities reflects the Company's estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company's investment strategy is focused on capital preservation. The Company intends to invest in instruments that meet credit quality standards.  The current expectation is to maintain cash and cash equivalents, once these resources are available.

At January 31, 2010, the Company has no instruments that require additional disclosure.

MobileBits Holdings Corporation
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010
(Unaudited)

Note 5 Loans Payable – Related Party

During July 2008, the Company received advances totaling $14,500, from an affiliated entity. The advances bear interest at 8% and were due in one year.  These advances were extended for an additional year. These advances are unsecured.

During May 2009, the Company received advances totaling $18,000, from an affiliated entity. The advances bear interest at 8% and are due in one year.  These advances are unsecured.

During October 2009, the Company received an advance of $9,000, from an affiliated entity. The advance bears interest at 8% and is due in one year.  These advances are unsecured.

On January 14, 2010, the Company’s majority stockholders sold shares of common stock resulting in a change of control.  In connection with this transaction, the Company repaid $30,701 to an affiliated entity of the Company’s officers.  The total amount due to the former related party stockholders prior to the sale were forgiven and credited to additional paid in capital.

The following is a summary related to the debt forgiveness:

Balance – July 31, 2009	$33,989
Notes payable - proceeds	9,000
Advance to BC, due to stockholder - proceeds	30,000
Accrued interest payable	1,489
Repayments – related party debt	(30,701)
Debt forgiveness – related party (recorded to additional paid in capital	(43,777)
Balance – January 31, 2010	$-

Note 6 Stockholders’ Deficit

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

MobileBits Holdings Corporation
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010
(Unaudited)

During August and September 2008, the Company issued 340,000 shares of common stock for $34,000 ($0.10/share) to third party investors.

Note 7 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of January 31, 2010 and March 10, 2010, the date the financial statements were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Prior to January 14, 2010, our specific goal was to attract a client base that will have steady orders of nutritional supplements throughout the year. However, our business plan failed and we were forced to look for an acquisition target.  On January 14, 2010, we found such target and entered into a material agreement and stock purchase agreement with Walter Kostiuk, Chief Executive Officer of MobileBits Corporation.  Pursuant to the Stock Purchase Agreement, Mr. Kostiuk changed our business plan to become a global technology company focused on providing answers and highly targeted advertising through an automated answer engine via web and mobile smartphone applications.  The Company will offer a wide range of answers on a broad scope of web-based content.

Over the next twelve months, we intend to build our business plan and enter into strategic partnership agreements to develop our technology and increase the number of users that utilize our technology.

Results of Operation

For the period from inception through January 31, 2010, we had no revenue.  Expenses for the period from July 22, 2008 (inception) to January 31, 2010 totaled $82,777, resulting in a loss of $82,777.

Liquidity and Capital Resources

As of January 31, 2010 we had $0 in cash.

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

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $100,000. The $100,000 will be financed through plus anticipated sales of approximately $250,000. We also do not expect any significant additions to the number of employees, unless financing is raised. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Share Based Payments

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

Smaller reporting companies are not required to provide this information.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of January 31, 2010.

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

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

A majority of the outstanding shares of common stock of the Company approved an amendment to our Articles of Incorporation to change the name of the Company from “Bellmore Corporation” to “Mobilebits Holdings Corporation.” The Certificate of Amendment was filed with the Secretary of State for the State of Nevada on January 25, 2010.

Item 5.   Other Information.

In connection with the corporate name change and pursuant to the terms of the Share Exchange Agreement, the company’s stock ticker symbol has changed from “BLMR” to “MBIT” on the over-the-counter bulletin board, effective as of February 18, 2010.  Stockholders do not need to exchange stock certificates in connection with the corporate name change and ticker symbol change

Item 6.   Exhibits and Reports of Form 8-K.

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

MobileBits Holdings Corporation

Date: March 11, 2010	By:	/s/ Walter Kostiuk
Walter Kostiuk
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors