Form 10-Q
period 2010-04-30
MobileBits Holdings Corp
filed 2010-06-18
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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
Yes ☐    No ☒

As of June 16, 2010, the Company had 21,034,041 shares of common stock outstanding.

 MobileBits Holdings Corporation
FORM 10-Q
April 30, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Control and Procedures	16

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Removed and Reserved	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURE

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Financial Statements
April 30, 2010
(Unaudited)

CONTENTS

Page(s)
Consolidated Financial Statements:

Consolidated Balance Sheets - As of April 30, 2010 and October 31, 2009	5

Consolidated Statements of Operations - For the three and six months ended April 30, 2010 and 2009, and for the period from July 22, 2008 (Inception) to April 30, 2010	6

Consolidated Statements of Cash Flows - For the six months ended April 30, 2010 and 2009 and for the period from July 22, 2008 (Inception) to April 30, 2010	7

Notes to Consolidated Financial Statements	8-13

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Balance Sheets (Unaudited)

	April 30, 2010	October 31, 2009

ASSETS

Current assets:
Cash	$38,071	$398,324
Prepaid expenses	2,080	27,500

Total current assets	40,151	425,824

Website and database, net of accumulated amortization of $1,679 and $274, respectively	13,200	9,605

TOTAL ASSETS	$53,351	$435,429

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$248,321	$125,738
Accounts payable and accrued expenses - related party	103,462	78,934
Stock payable	32,500	-
Notes payable - related party	-	41,500

Total current liabilities	384,283	246,172

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
21,034,041 and 34,437,390 shares issued and outstanding, respectively	21,034	34,437
Additional paid in capital	1,032,192	670,526
Deficit accumulated during development stage	(1,384,158)	(515,706)

Total stockholders' equity (deficit)	(330,932)	189,257

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$53,351	$435,429

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,		For the Period from July 22, 2008 (Inception) to April 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Consulting	249,527	64,246	476,048	64,246	878,653
Depreciation	911	-	1,405	-	1,679
General and administrative	344,113	6,787	390,999	34,849	503,826

Net loss	$(594,551)	$(71,033)	$(868,452)	$(99,095)	$(1,384,158)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	27,168,888	23,706,105	31,083,071	20,089,079

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			For the Period from
	For the Six Months Ended		July 22, 2008 (Inception) to
	April 30, 2010	April 30, 2009	April 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(868,452)	$(99,095)	$(1,384,158)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	79,485	-	103,324
Amortization	1,405	-	1,679
Changes in operating assets and liabilities:
Prepaid expenses	25,421	-	(2,080)
Accounts payable and accrued liabilities	122,583	35,958	248,638
Accounts payable and accrued liabilities - related party	27,506	27,087	106,124
Net cash used in operating activities	(612,052)	(36,050)	(926,473)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(5,000)	-	(14,879)
Net cash used in investing activities	(5,000)	-	(14,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans - related party	(701)	-	(701)
Proceeds from issuance of common stock	225,000	2,000	906,124
Proceeds received for stock payable	32,500	-	32,500
Advances from related parties	-	-	41,500
Net cash provided by financing activities	256,799	2,000	979,423

Net increase (decrease) in cash	(360,253)	(34,050)	38,071
Cash at beginning of period	398,324	35,500	-
Cash at end of period	$38,071	$1,450	$38,071

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND
FINANCING ACTIVITIES:
Debt and accrued interest forgiven - related party	$43,777	$-	$43,777
Cancellation of shares	$14,000	$-	$14,000

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

MobileBits Holdings Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
 (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Report on Form 8-K, which contains the audited financial statements and notes thereto, for the year ended October 31, 2009.  The interim results for the period ended April 30, 2010 are not necessarily indicative of results for the full fiscal year.

Note 2.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Merger

Bellmore Corporation (“BC”) was incorporated in the State of Nevada on July 22, 2008.  On January 25, 2010, BC changed its name to MobileBits Holdings Corporation (the “Company” or “MB”).

MobileBits Corporation (“MBC”) was incorporated in Florida in March 2009. The business was founded by Walter Kostiuk, with the intention of delivering a mobile answer engine to provide relevant answers and mobile advertising to mobile smartphone and cell phone user’s queries.

The Company entered into a Share Exchange Agreement, dated March 12, 2010 (the “ Share Exchange Agreement”) between MB, MobileBits Corporation (“MBC”) and the shareholders of MobileBits Corporation (the “MBC Shareholders”) pursuant to which we acquired MB, an early stage software development firm targeting its software at the mobile search market. Walter Kostiuk owned a majority interest in both MB and MBC.  The transaction closed on March 12, 2010 and we acquired 100% of the outstanding shares of common stock of MBC (the “MBC Stock”) from the MBC Shareholders. In exchange for the MBC Stock and $275,000, MB issued 18,752,377 shares of common stock to the MBC shareholders, which represented approximately 87.9% of MB’s issued and outstanding common stock. Concurrently, pursuant to the terms of the Share Exchange Agreement, Walter Kostiuk, the principal shareholder of the Company, cancelled a total of 14,000,000 shares of Common Stock.  Upon Closing, MBC became a 100% wholly-owned subsidiary of the Company.  The $275,000 was recorded as merger costs as a component of general and administrative expense.  Since the Merger was between entities under common control, the Merger was accounted for similar to a pooling of interests whereby the assets and liabilities of MBC were recorded at historical cost.

On March 16, 2010, concurrently with the merger, our Board of Directors authorized a 7-for-1 forward split of our common stock, par value $0.001 per share, in the form of a stock dividend which was paid on the same date, to holders of record on that date.  All share and per share numbers have been adjusted to give effect to the stock split unless otherwise stated.

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

A significant estimate in 2010 and 2009 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.  The Company also makes significant assumptions and estimates for the valuation for share-based compensation arrangements.

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

Website and Database

Website development and the purchase of database of information tools are recorded at cost and amortized on the straight-line method over their estimated useful lives.  Expenditures for normal maintenance are charged to expense as incurred.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and recognized based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including the Company’s current assets and current liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which modifies the definition of subsequent events and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. These requirements became effective for us on June 15, 2009.  There was no effect of adoption of this standard on the financial statements.

MobileBits does not expect that any other recently issued accounting pronouncements will have a significant impact on the financial statements of the Company.

Note 3.  Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $868,452 and net cash used in operations of $612,052 for the six months ended April 30, 2010; and a deficit accumulated during the development stage of $1,384,158 at April 30, 2010.  In addition, the Company is in the development stage and has not yet generated any revenues.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on the successful execution of management's plans, which include the expectation of raising debt or equity based capital, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with related parties to sustain the Company’s existence.

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

In response to these factors, management has taken the following actions:

●	seeking additional third party debt and/or equity financing; and

●	continue with the implementation of the business plan, which may include merging with an operating entity.

Note 4.  Loans Payable – Related Party

During the six months ended April 30, 2010, total cash payments on related party notes payable were $701.  Also, related party notes payable and accrued interest totaling $43,777 were forgiven and recorded as a contribution to capital.

Note 5.  Commitments and Contingencies

MobileBits’ principal office is located at 1990 Main Street, Suite 750, Sarasota, Florida 34236. The rent through December 31, 2009 was $826 per month plus taxes and services and increased to $1,100 per month for the period January 1, 2010 through December 31, 2010 when the lease expires.

On March 23, 2009, the Company entered into a two year consulting agreement with Skyline Investments Corp. (“Skyline) to provide public relations services with an additional five year option.  Under the terms of the agreement, Skyline is to paid $20,000 per month.

On March 24, 2009, the Company entered into a contractor agreement with Walter Kostiuk (“Walter”) who assumed the role of President, CEO, Secretary, Treasurer, Director, and Chairman of the Board of Directors.  Under the terms of the contract, Walter is to be paid $14,000 per month and is entitled to receive an annual bonus of $72,000 for meeting corporate objectives as determined by the Company.

On April 1, 2009, the Company entered into a marketing and consulting agreement with Andrea Vaccaro (“Andrea”).  Under the terms of the agreement, Andrea will be paid $7,000 per month and is entitled to receive an annual bonus of $36,000 for meeting corporate objectives as determined by the Company.

On October 16, 2009, the Company entered into a consulting agreement with Cristina Iturrino to provide legal services.  The agreement has no stated term, but can be terminated at anytime by giving ten days written notice.  Under the agreement, Cristina is to received a signing bonus of $6,500 and $5,000 per month for services.

Note 6.  Stock Option Activity

The following is a summary of stock option activity for the six months ended April 30, 2010:

	Shares	Weighted Average Exercise Price
Outstanding, October 31, 2009	125,000	$0.50
Granted	354,167	0.50
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, April 30, 2010	479,167	$0.50
Exercisable at April 30, 2010	-

The above options were valued using the Black-Scholes option-pricing model and the following parameters: (1) 0.38% to 2.75% risk-free discount rate, (2) expected volatility of 170.02% to 214.57%, (3) $0 expected dividends, and (4) an expected term of 1 to 5.59 years for each grant based on term of option.

The following is a summary of outstanding stock options at April 30, 2010:
Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Average Remaining Contracted Life (Years)
125,000	21-Jan-15	4.73	$0.50	0.41
62.500	31-Oct-10	0.50	0.50	0.02
208,333	31-Oct-12	2.51	0.50	1.09
83.334	21-Jan-15	4.73	0.50	0.41
479,167				3.21

As of April 30, 2010, all options issued and outstanding had an intrinsic value of $240,023 and are being amortized over their respective vesting periods.  The unrecognized compensation expense at April 30, 2010, is $139,699.

Note 7.  Stockholders’ Equity

On July 22, 2008 (inception), the Company issued 14,000,000 shares of common stock to the founders for $2,000.

On July 29, 2008, the Company issued 210,000 shares of common stock, having a fair value of $3,000, based upon the fair value of the legal services provided.  The fair value of the services provided reflect a more readily determinable fair value than the shares issued in recent cash transactions with third parties.  The Company expensed this stock issuance as share-based compensation expense.

During August and September 2008, the Company issued 2,380,000 shares of common stock for $34,000 to third party investors.

During the year ended October 31, 2009, the Company issued 17,847,390 shares of common stock for net proceeds of $645,124.

MobileBits also issued a total of 83,333 options with an exercise price of $0.50 per share on November 13, 2009 and December 23, 2009 respectively to employees.  The company recorded amortization of share-based compensation of $20,839 for the issuance of options during the year ended October 31, 2009.

In November 2009, the Company issued 555,000 shares of common stock for $200,000.

In December 2009, the Company issued 41,666 shares of common stock for $25,000.

On March 12, 2010, the Company acquired 100 % of the shares of MobileBits Corporation.   On the Closing Date, the Company acquired 100% of the MBC Stock from the MBC Shareholders.  In exchange, the Company issued 18,752,377 shares of common stock to the MBC Shareholders, representing approximately 87.9% of the Company’s common stock.

On March 12, 2010, 14,000,000 shares of common stock were cancelled in connection with the Share Exchange Agreement.

During the six months ended April 30, 2010, the Company recorded amortization of share-based compensation of $79,485 relating to option grants.

In April 2010, the Company received $32,500 from various investors for 65,000 shares of its common stock.  The stock has not been issued, and therefore, the funds received are recorded as a stock payable on the balance sheet.

Note 8.  Subsequent Events

The Company has evaluated subsequent events between the balance sheet date of April 30, 2010 and the date the financial statements were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Bellmore Corporation (“BC”) was incorporated in the State of Nevada on July 22, 2008.  On January 25, 2010, BC changed its name to MobileBits Holdings Corporation (“the Company” or “MB”).

The Company entered into a Share Exchange Agreement, dated March 12, 2010 (the “ Share Exchange Agreement”) between MB, MobileBits Corporation (“MBC”) and the shareholders of MobileBits Corporation (the “MBC Shareholders”) pursuant to which we acquired MB, an early stage software development firm targeting its software at the mobile search market. Walter Kostiuk owned a majority interest in both MB and MBC.  The transaction closed on March 12, 2010 and we acquired 100% of the outstanding shares of common stock of MBC (the “MBC Stock”) from the MBC Shareholders. In exchange for the MBC Stock and $275,000, MB issued 18,752,377 shares of common stock to the MBC shareholders, which represented approximately 87.9% of MB’s issued and outstanding common stock. Concurrently, pursuant to the terms of the Share Exchange Agreement, Walter Kostiuk, the principal shareholder of the Company, cancelled a total of 14,000,000 shares of Common Stock.  Upon Closing, MBC became a 100% wholly-owned subsidiary of the Company.  The $275,000 was recorded as merger costs as a component of general and administrative expense.  Since the Merger was between entities under common control, the Merger was accounted for similar to a pooling of interests whereby the assets and liabilities of MBC were recorded at historical cost.

On March 16, 2010, concurrently with the merger, our Board of Directors authorized a 7-for-1 forward split of our common stock, par value $0.001 per share, in the form of a stock dividend which was paid on the same date, to holders of record on that date.  All share and per share numbers have been adjusted to give effect to the stock split unless otherwise stated.

On March 16, 2010, concurrently with the merger, our Board of Directors authorized a 7-for-1 forward split of our common stock, par value $0.001 per share, in the form of a stock dividend which was paid on the same date, to holders of record on that date.  All share and per share numbers have been adjusted to give effect to the stock split unless otherwise stated.

Over the next twelve months, we intend to build our business plan and enter into strategic partnership agreements to develop our technology and increase the number of users that utilize our technology.

Results of Operation

For the period from inception through April 30, 2010, we had no revenue.  Expenses for the period from July 22, 2008 (inception) to April 30, 2010 totaled $1,384,158, resulting in a loss of $1,384,158.

Liquidity and Capital Resources

As of April 30, 2010, we had $38,071 in cash. As reflected in the accompanying financial statements, the Company has a net loss of $868,452 and net cash used in operations of $612,052 for the six months ended April 30, 2010; and a deficit accumulated during the development stage of $1,384,158 at April 30, 2010.  In addition, the Company is in the development stage and has not yet generated any revenues.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on the successful execution of management's plans, which include the expectation of raising debt or equity based capital, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with related parties to sustain the Company’s existence.

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

In response to these factors, management has taken the following actions:

●	seeking additional third party debt and/or equity financing; and

●	continue with the implementation of the business plan, which may include merging with an operating entity.

The use of proceeds from our unregistered common share sales that occurred between July 2008 and April 2010 was to be split between offering expenses, professional fees, advertising/marketing, and working capital. We raised approximately $906,000 from our offerings. We have expended the majority of our capital raised to date for merger costs and consulting fees for company management and product development.

We are currently seeking funding for our plan of operations. We intend to raise a minimum of $5,000,000 in order to continue our marketing plan, build a customer base and generate revenue.  To achieve our goals, a large portion of the funds raised will be invested in advertising, marketing, and travel expenses. Our success is contingent upon having enough capital to build enough customers to support the business. We expect to raise additional funds within the next 6-8 months. A private placement is the most likely scenario for the Company to achieve success in raising additional funds for its operations.

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

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and recognized based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide this information.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of April 30, 2010, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the fiscal quarter ended April 30, 2010, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

These matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) our lack of a functioning audit committee which could result in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of April 30, 2010.

Management believes that the lack of a functioning audit committee could result in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

Management is evaluating the process to address the material weaknesses, including:

•
considering the engagement of consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

•	increasing our workforce in preparation for exiting the development stage and beginning operations; and
•	hiring an experienced Chief Financial Officer.

We anticipate that these initiatives will be at least partially, if not fully, implemented by October 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by October 31, 2010.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

MobileBits Holdings Corporation

Date: June 18, 2010	By:	/s/ Walter Kostiuk
Walter Kostiuk
Chief Executive Officer, Chief Financial Officer