Form 10-Q
period 2010-07-31
MobileBits Holdings Corp
filed 2010-09-13
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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
Yes ☐    No ☒

As of September 13, 2010, the Company had 21,034,041 shares of common stock outstanding.

 MobileBits Holdings Corporation
FORM 10-Q
July 31, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Control and Procedures	15

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Removed and Reserved	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

SIGNATURE

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Financial Statements
July 31, 2010
(Unaudited)

CONTENTS

Page(s)
Consolidated Financial Statements:

Consolidated Balance Sheets - As of July 31, 2010 and October 31, 2009 (Unaudited)	4

Consolidated Statements of Operations - For the three and nine months ended July 31, 2010 and 2009, and for the period from July 22, 2008 (Inception) to July 31, 2010 (Unaudited)	5

Consolidated Statements of Cash Flows - For the nine months ended July 31, 2010 and 2009 and for the period from July 22, 2008 (Inception) to July 31, 2010 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7-12

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Balance Sheets (Unaudited)

	July 31, 2010	October 31, 2009

ASSETS

Current assets:
Cash	$8,557	$398,324
Prepaid expenses	2,523	27,500

Total current assets	11,080	425,824

Website and database, net of accumulated amortization of $2,800 and $274, respectively	16,279	9,605

TOTAL ASSETS	$27,359	$435,429

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$334,939	$125,738
Accounts payable and accrued expenses - related party	154,466	78,934
Stock payable	122,500	-
Notes payable - related party	-	41,500

Total current liabilities	611,905	246,172

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
21,034,041 and 34,437,374 shares issued and outstanding, respectively	21,034	34,437
Additional paid in capital	1,219,293	670,526
Deficit accumulated during development stage	(1,824,873)	(515,706)

Total stockholders' equity (deficit)	(584,546)	189,257

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$27,359	$435,429

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,		For the Period from July 22, 2008 (Inception) to July 31,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Depreciation	1,121	-	2,526	-	2,800
General and administrative	439,594	198,243	1,306,641	297,338	1,822,073

Net loss	$(440,715)	$(198,243)	$(1,309,167)	$(297,338)	$(1,824,873)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)	$(0.05)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	21,034,057	33,301,204	27,696,590	24,541,517

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			For the Period from
	For the Nine Months Ended		July 22, 2008 (Inception) to
	July 31, 2010	July 31, 2009	July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,309,167)	$(297,338)	$(1,824,873)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	266,587	6,315	290,426
Amortization	2,526	-	2,800
Changes in operating assets and liabilities:
Prepaid expenses	24,977	-	(2,523)
Accounts payable and accrued liabilities	209,201	194,328	334,939
Accounts payable and accrued liabilities - related party	78,510	18,972	157,444
Net cash used in operating activities	(727,366)	(77,723)	(1,041,787)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(9,200)	-	(19,079)
Net cash used in investing activities	(9,200)	-	(19,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans - related party	(701)	-	(701)
Proceeds from issuance of common stock	225,000	65,124	906,124
Proceeds received for stock payable	122,500	-	122,500
Advances from related parties	-	-	41,500
Net cash provided by financing activities	346,799	65,124	1,069,423

Net increase (decrease) in cash	(389,766)	(12,599)	8,557
Cash at beginning of period	398,324	35,500	-
Cash at end of period	$8,557	$22,901	$8,557

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid during period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND
FINANCING ACTIVITIES:
Debt and accrued interest forgiven - related party	$43,777	$-	$43,777
Cancellation of shares	$14,000	$-	$14,000

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

The unaudited interim financial statements should be read in conjunction with the Company’s Report on Form 8-K, which contains the audited financial statements and notes thereto, for the year ended October 31, 2009.  The interim results for the period ended July 31, 2010 are not necessarily indicative of results for the full fiscal year.

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

The Company entered into a Share Exchange Agreement, dated March 12, 2010 (the “ Share Exchange Agreement”) between MB, MobileBits Corporation (“MBC”) and the shareholders of MobileBits Corporation (the “MBC Shareholders”) pursuant to which MB acquired MBC, an early stage software development firm targeting its software at the mobile search market. Walter Kostiuk owned a majority interest in both MB and MBC.  The transaction closed on March 12, 2010 and MB acquired 100% of the outstanding shares of common stock of MBC (the “MBC Stock”) from the MBC Shareholders. In exchange for the MBC Stock and $275,000, MB issued 18,752,377 shares of common stock to the MBC shareholders, which represented approximately 87.9% of MB’s issued and outstanding common stock. Concurrently, pursuant to the terms of the Share Exchange Agreement, Walter Kostiuk, the principal shareholder of the Company, cancelled a total of 14,000,000 shares of common stock.  Upon Closing, MBC became a 100% wholly-owned subsidiary of the Company.  The $275,000 was recorded as merger costs as a component of general and administrative expense.  Since the Merger was between entities under common control, the Merger was accounted for similar to a pooling of interests whereby the assets and liabilities of MBC were recorded at historical cost.

On March 16, 2010, concurrently with the merger, our Board of Directors authorized a 7-for-1 forward split of our common stock, par value $0.001 per share, in the form of a stock dividend which was paid on the same date, to holders of record on that date.  All share and per share numbers have been adjusted to give effect to the stock split unless otherwise stated.

In connection with this sale, the Company changed the focus of the business. The Company previously intended to supply non prescription nutritional products. The Company now intends to become a global technology company focused on providing answers and highly targeted advertising through an automated answer engine via web and mobile smartphone applications.  The Company will offer a wide range of answers on a broad scope of web-based content.

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

Earnings per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”   Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive.

Website and Database

Website development and the purchase of database information tools are recorded at cost and amortized on the straight-line method over their estimated useful lives.  Expenditures for normal maintenance are charged to expense as incurred.

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

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

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

Note 3.  Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $1,309,167 and net cash used in operations of $727,366 for the nine months ended July 31, 2010; and a deficit accumulated during the development stage of $1,824,873 at July 31, 2010.  In addition, the Company is in the development stage and has not yet generated any revenues.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on the successful execution of management's plans, which include the expectation of raising debt or equity based capital, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with related parties to sustain the Company’s existence although no commitments for funding have been made and no assurance can be made that such commitments will be available.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to these factors, management has taken the following actions:

●	seeking additional third party debt and/or equity financing; and

●	continue with the implementation of the business plan, which may include merging with an operating entity.

Note 4.  Loans Payable – Related Party

During the nine months ended July 31, 2010, total cash payments on related party notes payable were $701.  Also, related party notes payable and accrued interest totaling $43,777 were forgiven and recorded as a contribution to capital.

Note 5.  Commitments and Contingencies

MobileBits’ principal office is located at 1990 Main Street, Suite 750, Sarasota, Florida 34236. The rent through December 31, 2009 was $826 per month plus taxes and services and increased to $1,100 per month for the period January 1, 2010 through December 31, 2010 when the lease expires.

On March 23, 2009, the Company entered into a two year consulting agreement with Skyline Investments Corp. (“Skyline) to provide public relations services with an additional five year option.  Under the terms of the agreement, Skyline is to be paid $20,000 per month.

On March 24, 2009, the Company entered into a contractor agreement with Walter Kostiuk (“Kostiuk”) who assumed the role of President, CEO, Secretary, Treasurer, Director, and Chairman of the Board of Directors.  Under the terms of the contract, Kostiuk is to be paid $14,000 per month and is entitled to receive an annual bonus of $72,000 for meeting corporate objectives as determined by the Company.  As of May 1, 2010, the Company converted the contractor agreement with Kostiuk to an employment agreement.  Under the new agreement, the agreement shall commence May 1, 2010 and shall continue through April 30, 2015; provided, however, that beginning on March 1, 2015 and on each March 1 of every term (each a “5 Year Renewal Date”) thereafter, a (five) 5 year term of this agreement shall automatically be extended for one additional (five) 5 year term, unless either party gives the other written notice of non-renewal at least ninety (90) days prior to any such renewal date.  Kostiuk will have an annual base salary of $240,000, in the event the Net Profits are less than $375,000; $340,000 in the event the Net Profits are less than $750,000 and more than $375,000 per quarter; $450,000 in the event the Net Profits are less than $1,200,000 and more than $750,000 per quarter; $650,000 in the event the Net Profits are less than $2,500,000 and more than $1,200,000 per quarter; and $700,000 plus eight (8%) of the annual net profits, from all sources, before depreciation, amortization and taxes greater than $10,000,000 to be paid within thirty days of receipt of the audited financial statements.  Kostiuk will also participate in the Company’s bonus and other incentive compensation plans and programs, Milestone and Achievement Compensation Plans, receive an automobile allowance in the amount of $1,500 per month and was issued stock options, effective as of May 1, 2010, that consist of the right to purchase 1,000,000 shares of the Employer’s common stock.  The right to purchase such stock shall be nontransferable and shall vest in equal thirds on each one (1) year anniversary of the grant date over a three (3) year period commencing on the May 1, 2010.  The options shall have a term of ten (10) years and the exercise price of the options is $1.00.

On April 1, 2009, the Company entered into a marketing and consulting agreement with Andrea Vaccaro (“Vaccaro”).  Under the terms of the agreement, Vaccaro will be paid $7,000 per month and is entitled to receive an annual bonus of $36,000 for meeting corporate objectives as determined by the Company.

On October 16, 2009, the Company entered into a consulting agreement with Cristina Iturrino to provide legal services.  The agreement has no stated term, but can be terminated at anytime by giving ten days written notice.  Under the agreement, Cristina received a signing bonus of $6,500 and $5,000 per month for services.

On April 1, 2010, the Company entered into a consulting agreement with Anslow + Jaclin to act as counsel for the Company with respect to general corporate and securities work.  The agreement has no stated term, but can be terminated at anytime by written notice.  Under the agreement, Anslow + Jaclin received $8,500 for the first month and $3,500 per month thereafter for services.

Note 6.  Stock Option Activity

The following is a summary of stock option activity for the nine months ended July 31, 2010:

	Shares	Weighted Average Exercise Price
Outstanding, October 31, 2009	125,000	$0.50
Granted	1,354,167	0.87
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, July 31, 2010	1,479,167	$0.84
Exercisable at July 31, 2010	125,000

The above options were valued using the Black-Scholes option-pricing model and the following parameters: (1) 0.38% to 3.69% risk-free discount rate, (2) expected volatility of 157.47% to 214.57%, (3) $0 expected dividends, and (4) an expected term of 1 to 10 years for each grant based on term of option.

The following is a summary of outstanding stock options at July 31, 2010:
Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Average Remaining Contracted Life (Years)
125,000	January 21, 2015	4.48	$0.50	0.13
62,500	October 31, 2010	0.25	0.50	0.00
208,333	October 31, 2012	2.25	0.50	0.32
83,334	January 21, 2015	4.48	0.50	0.13
1,000,000	April 30, 2020	9.76	1.00	6.60
1,479,167				7.55

As of July 31, 2010, all options issued and outstanding had an intrinsic value of $239,583 and are being amortized over their respective vesting periods.  The unrecognized compensation expense at July 31, 2010, is $941,986.

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

During the year ended October 31, 2009, the Company issued 17,847,374 shares of common stock for net proceeds of $645,124.

MobileBits also issued a total of 83,334 options with an exercise price of $0.50 per share on November 13, 2009 and December 23, 2009 respectively to employees.  The Company recorded amortization of share-based compensation of $20,839 for the issuance of options during the year ended October 31, 2009.

In November 2009, the Company issued 555,000 shares of common stock for $200,000.

In December 2009, the Company issued 41,667 shares of common stock for $25,000.

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

During the nine months ended July 31, 2010, the Company recorded amortization of share-based compensation of $266,587 relating to option grants.

During the nine months ended July 31, 2010, the Company received $122,500 from various investors for 245,000 shares of its common stock.  The stock has not been issued, and therefore, the funds received are recorded as a stock payable on the balance sheet.

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

Results of Operation

For the period from inception through July 31, 2010, we had no revenue.  Expenses for the period from July 22, 2008 (inception) to July 31, 2010 totaled $1,824,873, resulting in a loss of $1,824,873.

Liquidity and Capital Resources

As of July 31, 2010, we had $8,557 in cash. As reflected in the accompanying financial statements, the Company has a net loss of $1,309,167 and net cash used in operations of $727,366 for the nine months ended July 31, 2010; and a deficit accumulated during the development stage of $1,824,873 at July 31, 2010.  In addition, the Company is in the development stage and has not yet generated any revenues.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The use of proceeds from our unregistered common share sales that occurred between July 2008 and July 2010 was to be split between offering expenses, professional fees, advertising/marketing, and working capital. We raised approximately $906,000 from our offerings. We have expended the majority of our capital raised to date for merger costs and consulting fees for company management and product development.

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

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

As of July 31, 2010, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the fiscal quarter ended July 31, 2010, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

These matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) our lack of a functioning audit committee which could result in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2010.

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

MobileBits Holdings Corporation

Date: September 13, 2010	By:	/s/ Walter Kostiuk
Walter Kostiuk
Chief Executive Officer, Chief Financial Officer