Form 10-K
period 2010-10-31
MobileBits Holdings Corp
filed 2011-01-31
CIK 1448780

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

  FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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
Sarasota, Florida34236
 (Address of Principal Executive Offices)
  _______________

(941) 309-5356
 (Issuer Telephone number)
_______________

Bellmore Corporation
  1806 Bellmore Street, Oakhurst, NJ07755
 (Former Name or Former Address if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐     No   ☐

Indicate by check mark  if disclosure of delinquent filers pursuant to Item 405 of  Regulation  S-K  is not contained herein, and will not be contained,  to the best of the registrant's knowledge, in definitive proxy or information statements incorporated  by  reference  in Part III of this  Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter)	$18,367,377

Number of shares of registrant’s common stock outstanding as of January 31, 2011	21,559,041

 MobileBits Holdings Corporation
FORM 10-K
For the Fiscal Year Ended October 31, 2010

Cautionary Statement

This report on Form 10-K and the documents or information incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements.  For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters.  You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,”  “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”.  We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

PART I

ITEM 1. BUSINESS

As used in this Annual Report, references to “MobileBits ,” “Company,” the “Registrant,” “we,” “our” or “us” refer to MobileBits Holdings Corporation, including its subsidiaries, unless the context otherwise indicates.

MobileBits Corporation is a global technology company publicly traded on the OTC Bulletin Board (MBIT). The Company provides web-based answers and highly targeted advertisements through its popular MobileBits™ service, currently in Beta.

MobileBits™ is an automated mobile search engine service that provides the quickest and easiest way to access the leading web content from your mobile phone. Simply type in your question and with one click, MobileBits™ recognizes your query and provides an answer, not links, in return. The service is available for free on almost every mobile phone through a downloadable application or web browser.

Business Development, Organization and Acquisition Activities

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

The Company entered into a Share Exchange Agreement, dated March 12, 2010 (the “ Share Exchange Agreement”) between MB, MobileBits Corporation (“MBC”) and the shareholders of MobileBits Corporation (the “MBC Shareholders”) pursuant to which MB acquired MBC, an early stage software development firm targeting its software at the mobile search market. Walter Kostiuk owned a majority interest in both MB and MBC.  The transaction closed on March 12, 2010 and MB acquired 100% of the outstanding shares of common stock of MBC (the “MBC Stock”) from the MBC Shareholders. In exchange for MBC common stock and $275,000, MB issued 18,752,377 shares of its common stock to the MBC Shareholders, which represented approximately 87.9% of MB’s issued and outstanding common stock. Concurrently, pursuant to the terms of the Share Exchange Agreement, Walter Kostiuk, the principal shareholder of the Company, cancelled a total of 14,000,000 shares of common stock.  Upon Closing, MBC became a 100% wholly-owned subsidiary of the Company.  The $275,000 was recorded as merger costs as a component of general and administrative expense.  Since the Merger was between entities under common control, the Merger was accounted for similar to a pooling of interests whereby the assets and liabilities of MBC were recorded at historical cost.

On March 16, 2010, concurrently with the merger, our Board of Directors authorized a 7-for-1 forward split of our common stock, par value $0.001 per share, in the form of a stock dividend which was paid on the same date, to holders of record on that date.  All share and per share numbers have been adjusted to give effect to the stock split unless otherwise stated.

Principal Products, Services and Principal Markets

The Company previously intended to supply non prescription nutritional products. The Company now intends to become a global technology company focused on providing answers and highly targeted advertising through an automated answer engine via web and mobile smartphone applications.

Developing New Business Strategies

Over the next twelve months, we intend to build our business plan and enter into strategic partnership agreements to develop our technology and increase the number of users that utilize our technology.

MBC is a developer and marketer of a proprietary method to deliver answers and advertising to end user questions via search on mobile phones and the internet.

MBC is a technology company focused on providing answers and highly targeted advertising through an automated answer engine via web and mobile smartphone applications.  The Company offers a wide range of answers on a broad scope of web-based content.

MobileBits Corporation is at various stages of discussion with a number of mobile handset manufacturers and wireless telecom companies regarding the implementation of its mobile answer engine. To date, however, no agreements have been signed.

MBC currently anticipates the implementation of its business plan will require additional investment capital. The Company hopes to raise $5-7 million in equity financing in 2011.  If we are successful in raising the necessary funds we will use those funds to engage potential customers, to fund product development, to provide working capital, and for other corporate purposes.

MBC’s focus is on the mobile search and advertising industry. Management will place initial efforts on gaining market share within the industry through the distribution of its mobile answer engine application.  These developments will increase our addressable market to over 200 million phones in the USA. Through the Company’s experiences and discussions with numerous wireless telecoms and handset manufacturers, the Company has decided to focus development resources on launching the mobile answer engine through mobile industry distribution channels to get rapid market share and then have a natural progression to the releases of additional consumer web content. Management believes the speed and ease of deployment of the mobile answer engine application, along with mobile ad revenue, will lead to a rapid penetration of the market. Management further believes that once end-users access web content through the mobile answer engine, retailers will be more inclined to pay higher ad revenues to place their ads in combination with the answers. These ad revenues are shared with the wireless carrier in exchange for distribution.

The Company will make extensive use of channel distribution partners as a means of distribution and deployment of its products and has sought out several such companies that have numerous cell phone customers. This strategy allows the channel partner to handle the deployment aspect of the product sale and allows MBC to focus on developing and producing world-class products. There are currently no agreements in place.

Organization & Subsidiaries

As a result of the Share Exchange Agreement, the Company owns 100% of the outstanding common stock of MobileBits Corporation, a Florida corporation which was formed in March 2009.  MobileBits Corporation does not have any other subsidiaries.

Products & Services

MBC is a developer and marketer of a proprietary method to deliver answers and advertising to end user questions via search on mobile phones and the internet.

MBC is a technology company focused on providing answers and highly targeted advertising through an automated answer engine via web and mobile smartphone applications.  The Company offers a wide range of answers on a broad scope of web-based content.

Product

Mobile Answer Engine Application is comprised of 2 components:

a)	Answer engine server based system delivering relevant answers to questions input through a Natural Language Interface (NLI), the mobile applications, and
b)	Advertising platform that combines answers with targeted retail advertising.

The cell phone market is experiencing an explosion of smartphone sales and with it increased mobile Internet access together with the growth of smarter cell phones and faster wireless networks. Mobile consumers are ever more looking for easy ways to access information while on the go.

An intuitive way to search and access content on the Internet through a mobile phone is to connect to consumer content through a natural language interface (NLI). NLI is a method that allows end users to ask questions rather than to input words into a traditional keyword search engine. MobileBits’ Answer Engine product utilizes this method to simplify access to the broad array of popular consumer information on the web through its proprietary mobile application user interface. In addition, the Company’s product automatically categorizes and connects the appropriate, relevant advertisement to the specific content being searched and viewed.

MBC incorporates linguistic software including ontology comprehension that understands and conceptualizes a query. Once the key elements of the query are analyzed the system categorizes and connects the search engine to the appropriate content source on the web. MBC leverages open source technologies where possible.

The Challenges

One challenge with major search engines today as applied to a mobile phone is they provide links as results to search queries rather than presenting specific answers.

The growth of consumer interest in wireless and smartphone handsets has fueled an increased desire to access more and more information from mobile phones. We expect mobile users will not “surf the web” in the same fashion they do online. One reason is the need to perform multiple clicks prevents access to information quickly and easily. Another reason are small screens and limited keypads present on mobile phones. Finally, the mobile consumer is inherently mobile, therefore the time it takes to “surf the web” as we do on PC’s becomes increasing frustrating.

The MobileBits Answer Engine reduces the need to perform multiple clicks to access information. Our Answer Engine enables you to simply ask your question in common language (just as easily as composing an email or a text message) and retrieve the best available answer, automatically.

A revenue challenge facing content aggregator software providers in online and mobile applications is the inability to effectively match a retailer’s ads with the correct content. This highlights the importance of connecting the correct advertisement with the user content to help drive interest and “Cost Per Click” (CPC) or “Pay Per Click” (PPC) revenue.

Example of a MobileBits search:

Q: What is the cost to fly from Toronto to LA?

In addition to providing the answer, MobileBits will place mobile ads from retailers specifically interested in promoting their product or service to this individual. Relevancy and timeliness will ensure strong “Cost Per Thousand” CPM and CPC revenue.

A typical call to action could be: “Click here to receive 10% off your next flight to LA from Southwest!”
Many of us have been victims of poorly placed ads online.  This occurs when you get an ad that has no relevance to your interests at the time.  Below is an example of a mismatched ad.  In this online example, a user requests information about air disasters and, as you can see, Southwest Airlines is incorrectly matched to this keyword search:

Searching “air disaster” should not yield an Airline advertisement.

With fewer ads being present in mobile due to smaller screens dominating the wireless space, accurate matching is a necessity.

The Solution

The MobileBits Answer Engine addresses the challenges facing keyword search methodology in the mobile industry by solving two main problems:

1.	Delivering Answers versus Links, thereby reducing clicks on your mobile phone and

2.	Accurately matching ads to interests, therefore potentially increasing user click-through probability on smartphones.

Mobile consumers will be able to easily access a world of information, all from their mobile smart phone,  anywhere, anytime.

MobileBits offers unique and broad access to leading web content and delivers “Answers,” not just links.

The MobileBits solution is comprised of three separate components:

1. The Mobile Interface: The user interface that allows mobile consumers to input a question or a term in any form. It will be developed in the selected operating system software standards available beginning with Apple iPhone and BlackBerry smartphone's. See the table below on the leading smartphone's today:

Table 3

Worldwide: Smartphone Sales to End Users by Operating System, 4Q08 (Thousands of Units)

		Market
		Share		Market	Growth
	4Q08	4Q08	4Q07	Share4Q07	4Q07-4Q08
Company	Sales	(%)	Sales	(%)	(%)
Symbian	17,945.1	47.1	22,902,5	61.3	-21.6
Research In Motion	7,442.6	19.5	4,024.7	10.9	84.9
Microsoft windows Mobile	4,713.9	124	4,374 .4	11.9	7.8
MAC OS X	4,079.4	10.7	1,928.3	5.2	111.6
Linux	3,194.9	8.4	2,675.9	7.3	19.4
Palm OS	326.5	0.9	449.1	1.2	-27.3
other OSs	436.9	1.1	411.3	1.1	6.2
Total	38,143.3	100.0	36,766.1	100.0	3.7

Nota: The "Other GSs" category includes sales of Sharp Sidekick devices based on the Danger platform-Source: Gartner (March 2009)

Our application leverages existing wireless internet connections already present on all mobile phones being sold today. The solution will take the form of a thin mobile client (icon or menu item) installable on any leading smartphone. The application features our proprietary, natural language interface (NLI) linked transparently to the mobile Internet Protocol (IP) software where questions and answers are transported to our hosted servers via the wireless network gateways using a Web Services connection (WSDL). The mobile application will be installed through over-the-air (OTA) downloading capabilities.

2.  Hosted Server Infrastructure (Cloud Computing): The server-based answer service leverages proprietary software connections to strategically selected content in order to provide the greatest likelihood of answers. The solution will include best-of-breed semantic, conceptual and language-based software working together and integrated into our strategic content.   Much of the strategic content can be described as unstructured in form and, therefore, difficult to effectively search with traditional keyword technologies. This data integration will be in the form of server software infinitely scalable with the addition of standard dual-core processors on a standard infrastructure.

3.  Mobile Ad-matching system:  In order to maximize revenue and minimize system costs, the Company will leverage an extension of its semantic ad-matching engine that works in concert with the answer system. Once the natural language question is analyzed and categorized, it is automatically connected to the correct content and an answer is delivered. With the answer, the Company has the capability to add additional, related information including a certain number of mobile ads. These ads can be obtained from any of the available ad inventory companies currently selling mobile ads or the company can create its own partnerships with retailers and advertising agencies to build specific highly targeted and valuable mobile ad campaigns. These mobile ads are then  matched to the topic of the questions in order to maximize the greatest Cost Per Thousand (CPM) and/or Cost Per Click (CPC) revenue.

Together, these components constitute the entire mobile “Answer Engine” solution.

Revenue Management

The Company’s answer solution will be available free of charge so not to prevent adoption and usage in the marketplace as well as encourage and enable viral distribution of our solution. Revenue will be driven from local and highly targeted advertising by using the Company’s advertiser software technology  maximizing CPM and CPC rates. The Company believes it can increase the CPM and CPC value  by ensuring the correct ad is matched to the right content, therefore increasing the probability of user click through. Further, the Company believes its financial model is enhanced by:

a)
Revenue generated from national and local advertisers that can take advantage of our direct text-messaged connection with the end consumer at the moment a consumer is interested in a particular product or service.

b)	Serving its answers displayed on its website to leading online keyword search engines and generating additional online revenue.

Market Entry Strategy

MobileBits’ focus is on the mobile economy.  Management will place initial efforts on gaining market share within the industry through distribution and revenue share partnerships with handset manufacturers and wireless telecom providers.  Through management’s experience at Research In Motion, makers of the BlackBerry smartphone and discussions with wireless industry hardware and network providers, the company has decided to focus deployment attention on launching the MobileBits answer application through industry partners to get rapid market share. Management believes the speed and ease of deployment of the MobileBits answer application, along with aggressive promotions and marketing will lead to a rapid penetration of the market.

The Company will make extensive use of channel distribution partners as a means of distribution and deployment of its products outside the United States including Canada and other English speaking countries to begin. The company has the ability to offer the MobileBits answer application in other languages, growing the companies addressable marketing substantially, and plans to do so in the future with additional funding.

Sales and Marketing Plan for Commercial Carriers

Customers

Although the end users for the MobileBits answer application are the mobile phone consumers, the company plans to create a marketing campaign in addition to its channel distribution strategy to gain market share. Revenue is generated from retailers who are interested in advertising to consumers in the wireless industry. The US mobile advertising market is projected to grow to $3.8 billion in 2010, according to JP Morgan leading analyst Imran Kahn.

Consumer search volumes are anticipated to generate an estimated average of $3.00- $5.00 per month per user. We estimate each distribution partner represent between a few hundred thousand to tens of millions of mobile consumers.

We are at various stages in the sales cycle with a number of major wireless carriers and handset manufacturers around the world. Our plan is to have 3 signed distribution partnerships for the MobileBits Answers application by the end of 2010 growing to 25 by the end of 2012.  There are currently no such agreements in place.

Pricing Strategy & Structure

Answer Engine

The MobileBits Answer Engine is free to end users. All answers are free. MobileBits generates revenue by charging either a per ad placement fee based on 1,000 ad placements also generally called CPM (Cost per Thousand) of up to $10 depending on market conditions and/or a Pay Per Click fee of between $0.05 cents to $25.00 also generally known as PPC or CPC.

Revenue Share

MobileBits plans to share CPM and/ PPC, CPC revenue with wireless industry carriers and handset manufacturers in exchange for broad distribution to mobile phone subscribers - called a customer acquisition fee.

Competition

The search industry and many third party companies have developed software systems to try to address the needs of the mobile industry. Many have applied a human call center approach to deliver mobile answers and others have created detailed software menu applications to access consumer content. Accordingly, there is a great opportunity to bridge the gap between the capabilities of current technology offerings and the consumer demands of the mobile industry.

Mobile content applications using a drill down menu software approaches are limited to the amount of information is available to a mobile consumer. Some solution providers extend their current desktop application via keyword search engines like Google and Yahoo! and provide many search results presented in links to websites where the mobile consumer must click to mobile to connect to these websites and look for relevant information. Still others leverage costly call centers and humans to perform the categorization and search function manually in an effort to deliver rich data access and reduce the number of clicks on a mobile phone.

Each of these solutions offers varying degrees of assistance to a mobile consumer looking to find specific information while on the go. However, a number of these solutions are not easy to operate and/or may incur additional costs to the mobile consumers. As an example KGB’s service uses a human call center and charges $0.99 per question in addition to carrier texting fees that may apply.

In conclusion, there are two aspects of the competitive solutions which clearly indicate strongly that MobileBits is the only solution which can provide mobile end users with a cost effective and automatic way to get answers to the most commonly asked questions and interests. Firstly, none of these products can offer a low cost method of asking a question and automatically, without human intervention and cost receive a relevant result. Secondly, none of the current automated software solutions can offer mobile consumers answers to a wide range of content on the web.

Intellectual Property

MobileBits technology system is a proprietary answer engine for the mobile industry that is comprised of systems and mathematical algorithms capable of generating significant improvements in search capabilities and results. In addition, MobileBits integrates this intellectual property into a unique end to end mobile application. This includes mobile applications, answer engine module, advertising module, location based services (LBS) and wireless download functionality via mobile internet or SMS services. In aggregate, this capability is entirely proprietary with all intellectual property belonging to MobileBits and MobileBits plans to file certain patent applications to further protect its intellectual property.

MobileBits has begun the process to apply for trademark protection that it may use in the commercial marketplace including the name “MobileBits”. We have engaged a trademark law firm that has performed searches for our trademark. We expect to secure the trademark for MobileBits by end of June 2010. The cost expected is $4,000.

Properties

MobileBits’ principal office is located at 1990 Main Street, Suite 750, Sarasota, Florida 34236. The rent through December 31, 2009 was $826 per month plus taxes and services and increased to $1,100 per month for the period January 1, 2010 through December 31, 2010 when the lease expired.

Employees and Contract Workers

MobileBits currently has oneofficer managing the day to day operations related to business, accounting, legal, marketing and IR plus 6 contracted people and/or firms, of whom 4 are directly linked to product development, and 5 are working on various corporate, product development and deployment initiatives.

ITEM 1A. RISK FACTORS

The following risk factors together with other information set forth in this Form 10-K, should be carefully considered by current and future investors in our securities. An investment in our securities involves substantial risks. If any of the following risks actually occur, our financial condition and our results of operations could be materially and adversely affected. Additional risks and uncertainties not presently known to us may also impair our business operations. In any such case, the trading price of our Common Stock could decline, and you could lose all, or a part, of your investment.

Risks Relating to Our Business

OUR LIMITED OPERATING HISTORY MAY NOT SERVE AS AN ADEQUATE BASIS TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

We have a relatively limited operating history. Such limited operating history makes it difficult for investors to evaluate our business and future operating results. There can be no assurance that we will be able to obtain or sustain profitable operations or that we will even generate significant revenues.  An investor in our securities must consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include:

•	MobileBits Answer engine could fail or its performance may not meet our or potential mobile end user expectations.

•
The sales cycle for contemplated distribution partnership to acceleration broad usage which directly affect revenue may be long and the adoption rates are unknown, thus it may take longer for us to achieve meaningful revenue or meet our projections.

•	The company may not be able to continue funding itself prior to generating revenue.

THE DEVELOPMENT OF OUR PRODUCTS MAY BE SLOWER THAN PROJECTED.

The development of our products and services and the implementation of such products may take longer than expected. Any delay in product availability affects the company’s revenue forecasts.

OUR TECHNOLOGY IS UNPROVEN.

We are an early stage company, bringing to market an advanced and unproven technology. At this stage, we have not achieved end user or distribution partner acceptance of our product and there is no certainty that this can be achieved. Failure to achieve customer acceptance could result in the loss of your investment. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by early stage companies in rapidly evolving markets characterized by rapid technological change, changing customer needs, evolving industry standards and frequent introductions of new products and services.

OUR BUSINESS IS AFFECTED BY MANY CHANGING ECONOMIC AND OTHER CONDITIONS BEYOND OUR CONTROL.

The financial success of the Company’s operations may be sensitive to adverse changes in general economic conditions, such as inflation, unemployment, and the cost of borrowing.  These changes could cause the cost of the Company’s products to rise faster than it can raise prices.  The Company has no control over any of these changes.

WE MAY BE UNABLE TO RETAIN KEY MANAGEMENT PERSONNEL.

Our management and employees can terminate their employment at any time, and the loss of the services of one or more of our executive officers or other key employees, including Mr. Kostiuk, could have a material adverse impact on our business. We may be unable to locate and secure and retain talented and qualified employees to implement our plan. If we are unable to attract and retain the necessary technical, sales and other personnel on a cost-effective basis, our business operations and financial performance could be adversely affected.

THE SEVERE GLOBAL ECONOMIC DOWNTURN HAS RESULTED IN VERY WEAK RISK INVESTMENT ENVIROMENT WHICH COULD HAVE A SIGNIFICANT NEGATIVE IMPACT ON US.

The world is facing a global recession. This could affect our ability to continue raising capital and enter into and fulfill terms of agreements with our industry partners. The Company’s ability to complete financing to implement its business plan on any terms is uncertain.  We may not be able to raise sufficient financing to affect our business plan and deliver products and services that are accepted by customers. If we cannot find adequate capital on reasonable terms, investors will face a significant risk of losing their investments in their entirety.

WE ARE HIGHLY DEPENDENT ON TECHNOLOGY

Our business and our results of operations is highly dependent on technology our business faces many technology related risks, including, among others:

•
Infringements of our intellectual property could adversely affect our ability to compete. Our patents applications may be rejected in hold or in part in the United States or in other jurisdictions around the world.

•	We may have to defend ourselves against claims of intellectual property infringement, which could be very expensive for us and harm our business and financial condition.

•
We may be a party to lawsuits in the course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition.

OUR ABILITY TO CONTINUE AS A GOING CONCERN IS UNCERTAIN.

For the period from July 22, 2008 (inception) through October 31, 2010 we have established no sources of recurring revenue and have incurred substantial losses.  These factors raise substantial doubt about our ability to continue as a going concern.   This going concern uncertainty may make it difficult for us to raise additional debt or equity financing necessary to continue our business operations.

Risks Associated with Our Securities

OUR COMMON STOCK IS QUOTED ON THE OTC BULLETIN BOARD WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our Common Stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

THERE IS LIMITED LIQUIDITY ON THE OTCBB.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Due to lower trading volumes in shares of our Common Stock, there may be a lower likelihood of one’s orders for shares of our Common Stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

OUR COMMON STOCK IS THINLY TRADED, SO YOU MAY BE UNABLE TO SELL AT OR NEAR ASKING PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

Currently, our Common Stock is quoted in the OTC Bulletin Board market and the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending OTC Bulletin Board stocks because they are considered speculative, volatile and thinly traded. The OTC Bulletin Board market is an inter-dealer market much less regulated than the major exchanges and our Common Stock is subject to abuses, volatility and shorting. Thus, there is currently no broadly followed and established trading market for our Common Stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our Common Stock has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for our Common Stock on the OTC Bulletin Board may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of our Common Stock or to obtain accurate quotations as to the market value of our Common Stock and as a result, the market value of our Common Stock likely would decline.

OUR COMMON STOCK IS SUBJECT TO PRICE VOLATILITY UNRELATED TO OUR OPERATIONS.

The market price of our Common Stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our Common Stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our Common Stock.

OUR COMMON STOCK ARE CLASSIFIED AS A “PENNY STOCK” AS THAT TERM IS GENERALLY DEFINED IN THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, TO MEAN EQUITY SECURITIES WITH A PRICE OF LESS THAN $5.00. OUR COMMON STOCK WILL BE SUBJECT TO RULES THAT IMPOSE SALES PRACTICE AND DISCLOSURE REQUIREMENTS ON BROKER-DEALERS WHO ENGAGE IN CERTAIN TRANSACTIONS INVOLVING A PENNY STOCK.

We will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our Common Stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our Common Stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•      the basis on which the broker or dealer made the suitability determination, and
•      that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

ITEM 2. DESCRIPTION OF PROPERTY

MobileBits’ principal office is located at 1990 Main Street, Suite 750, Sarasota, Florida 34236. The rent through December 31, 2009 was $826 per month plus taxes and services and increased to $1,100 per month for the period January 1, 2010 through December 31, 2010 when the lease expires.  The lease was renewed for an additional three months at $1,175 per month for the period January 1, 2011 through March 31, 2011.

ITEM 3. LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fiscal year ended October 31, 2010.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is currently quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol MBIT.OB.  There has been minimal trading in our common stock.

Holders

As of October 31, 2010, we had 88 shareholders of our common stock.

Dividend Policy

The Company has never paid or declared any dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. The Company does not anticipate paying any dividends on its common stock in the foreseeable future.

Issuance of Unregistered Shares of Common Stock

During the year ended October 31, 2010, MobileBits issued 555,000 shares of common stock at $0.36 per share for proceeds of $200,000, 41,664 shares of common stock at $0.60 per share for proceeds of $25,000 and 525,000 shares of common stock at $0.50 per share for proceeds of $262,500. MobileBits incurred $40,100 of offering costs for these offerings.

Purchases of Treasury Stock

The Company did not repurchase any of its shares during the fiscal year covered by this report.

ITEM 6.SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Management’s Discussion and Analysis or Plan of Operation (“MD&A”) section of this Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included in this Report.

PLAN OF OPERATION

Bellmore Corporation (“BC”) was incorporated in the State of Nevada on July 22, 2008.  On January 25, 2010, BC changed its name to MobileBits Holdings Corporation (“the Company” or “MB”).

The Company entered into a Share Exchange Agreement, dated March 12, 2010 (the “ Share Exchange Agreement”) between MB, MobileBits Corporation (“MBC”) and the shareholders of MobileBits Corporation (the “MBC Shareholders”) pursuant to which we acquired MB, an early stage software development firm targeting its software at the mobile search market. Walter Kostiuk owned a majority interest in both MB and MBC.  The transaction closed on March 12, 2010 and we acquired 100% of the outstanding shares of common stock of MBC (the “MBC Stock”) from the MBC shareholders. In exchange for the MBC common stock and $275,000, MB issued 18,752,377 shares of common stock to the MBC shareholders, which represented approximately 87.9% of MB’s issued and outstanding common stock. Concurrently, pursuant to the terms of the Share Exchange Agreement, Walter Kostiuk, the principal shareholder of the Company, cancelled a total of 14,000,000 shares of common stock.  Upon Closing, MBC became a 100% wholly-owned subsidiary of the Company.  The $275,000 was recorded as merger costs as a component of general and administrative expense.  Since the merger was between entities under common control, the merger was accounted for similar to a pooling of interests whereby the assets and liabilities of MBC were recorded at historical cost.

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

RESULTS OF OPERATIONS

Fiscal Year Ended October 31, 2010 Compared to Fiscal Year Ended October 31, 2009

We generated no revenues from our operations for the fiscal years ended October 31, 2010 and 2009.

General and Administration Expenses

Our total general and administration expenses were $1,590,434 for the fiscal year ended October 31, 2010 compared to $497,115 for the fiscal year ended October 31, 2009.  The increase is primarily due to an increase in consulting in the amount of $808,468 and merger costs of $275,000.

Depreciation

Depreciation was $3,647 for fiscal year ended October 31, 2010 compared to $274 for the fiscal year ended October 31, 2009.  The increase is due to our website and database purchases and the timing of those purchases.

Liquidity and Capital Resources

As of October 31, 2010, we had $64,295 available in cash as compared to $398,324 as of October 31, 2009.   The decrease in cash is primarily due to our increased general and administrative expenses as our business activity has increased over the prior year.

The Company is in the development stage and has not yet generated any revenues and has an accumulated deficit at October 31, 2010 of $2,109,787.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In response to these factors, management has taken the following actions:

●	Raised $1.5 million subsequent to October 31, 2010

●	seeking additional third party debt and/or equity financing; and

●	continue with the implementation of the business plan, which may include merging with an operating entity.

The use of proceeds from our unregistered common share sales that occurred for the fiscal years ending October 2009 and October 2010 was used for offering expenses, professional fees, advertising/marketing, and working capital. We raised approximately $1.3 million from our offerings. We have expended the majority of our capital raised to date for merger costs and consulting fees for company management and product development.

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

Cash used in operating activities

Cash used in operating activities for the years ended October 31, 2010 and 2009 was $943,229 and $299,421, respectively. The increase is due to our increased business activity, which resulted in higher losses from operations.

Cash used in investing activities

Cash used in investing activities for the years ended October 31, 2010 and 2009 was $9,200 and $9,879, respectively. Both years were due to investments in our website and database.

Cash flow from financing activities

Cash provided by financing activities for the years ended October 31, 2010 and 2009 was $618,400 and $672,124, respectively. The majority of cash provided by financing for both years were due to our private placements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS.

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Financial Statements
October 31, 2010

CONTENTS

Page(s)
Consolidated Financial Statements:

Consolidated Balance Sheets - As of October 31, 2010 and October 31, 2009	21

Consolidated Statements of Operations - For the years ended October 31, 2010 and 2009, and for the period from July 22, 2008 (Inception) to October 31, 2010	22

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) - For the period from July 22, 2008 (Inception) to October 31, 2010	23

Consolidated Statements of Cash Flows - For the years ended October 31, 2010 and 2009 and for the period from July 22, 2008 (Inception) to October 31, 2010	24

Notes to Consolidated Financial Statements	25

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MobileBits Holdings Corporation
(a development stage company)
Sarasota, Florida

We have audited the accompanying consolidated balance sheets of MobileBits Holdings Corporation (the “Company”) as of October 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception (July 22, 2008) to October 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform each audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2010 and 2009 and the results of their operations and cash flows for the years then ended and for the period from inception to October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as agoing concern. Asdiscussed in Note 3 to the consolidated financial statements, The Company has suffered recurring losses from operations and has a workingcapital deficit as of October 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a goingconcern. Management’s plans in regard to these matters are also discussed in Note 3. The consolidated financial statements do notinclude any adjustments that might result from the

/s/   GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
January 31, 2011

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Balance Sheets

	October 31, 2010	October 31, 2009

ASSETS

Current assets:
Cash	$64,295	$398,324
Prepaid expenses	1,100	27,500

Total current assets	65,395	425,824

Website and database, net of accumulated amortization of $3,921 and $274, respectively	15,158	9,605

TOTAL ASSETS	$80,553	$435,429

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$321,097	$125,738
Accounts payable and accrued expenses - related party	189,066	78,934
Stock payable	171,000	-
Notes payable - related party	-	41,500

Total current liabilities	681,163	246,172

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
21,559,041and 34,437,377 shares issued and outstanding, respectively	21,559	34,437
Additional paid in capital	1,487,618	670,526
Deficit accumulated during development stage	(2,109,787)	(515,706)

Total stockholders' equity (deficit)	(600,610)	189,257

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$80,553	$435,429

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Statements of Operations

	For the YearEnded October 31,		For the Period from July 22, 2008 (Inception) to October 31,
	2010	2009	2010

Revenues	$-	$-	$-

Depreciation	3,647	274	3,921
General and administrative	1,590,434	497,115	2,105,866
Net loss	$(1,594,081)	$(497,389)	$(2,109,787)

Net loss per common share - basic and diluted	$(0.06)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	26,173,619	26,868,912

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) For the Period From July 22, 2008 (Inception) to October 31, 2010

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit )

Inception (July 22, 2008)	-	$-	$-	$-	$-
Proceeds from the issuance of common stock - founders	14,000,000	14,000	(12,000)	-	2,000
Proceeds from the issuance of common stock for services ($0.0143)	210,000	210	2,790	-	3,000
Proceeds from the issuance of common stock ($0.0143/share)	2,380,000	2,380	31,620	-	34,000
Net loss	-	-	-	(18,317)	(18,317)
Balance - October 31, 2008	16,590,000	16,590	22,410	(18,317)	20,683
Proceeds from the issuance of common stock ($0.0001/share)	16,666,664	16,667	(14,667)	-	2,000
Proceeds from the issuance of common stock ($0.48/share)	481,546	481	230,666	-	231,147
Proceeds from the issuance of common stock ($0.60/share)	699,167	699	418,801	-	419,500
Offering costs for stock issuances	-	-	(7,523)	-	(7,523)
Amortization of options issued	-	-	20,839	-	20,839
Net loss	-	-	-	(497,389)	(497,389)
Balance - October 31, 2009	34,437,377	34,437	670,526	(515,706)	189,257
Debt forgiveness to related party	-	-	43,777	-	43,777
Cancellation of common stock	(14,000,000)	(14,000)	14,000	-	-
Proceeds from the issuance of common stock ($0.36/share)	555,000	555	199,445	-	200,000
Proceeds from the issuance of common stock ($0.60/share)	41,664	42	24,958	-	25,000
Proceeds from the issuance of common stock ($0.50/share)	525,000	525	261,975	-	262,500
Offering costs for stock issuances	-	-	(40,100)	-	(40,100)
Amortization of options issued	-	-	313,037	-	313,037
Net loss	-	-	-	(1,594,081)	(1,594,081)
Balance - October 31, 2010	21,559,041	$21,559	$1,487,618	$(2,109,787)	$(600,610)

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Year Ended		July 22, 2008 (Inception) to
	October 31,	October 31,	October 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,594,081)	$(497,389)	$(2,109,787)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	313,037	20,839	336,876
Depreciation	3,647	274	3,921
Changes in operating assets and liabilities:
Prepaid expenses	26,400	(27,500)	(1,100)
Accounts payable and accrued liabilities	195,359	125,738	321,097
Accounts payable and accrued liabilities - related party	112,409	78,617	191,343
Net cash used in operating activities	(943,229)	(299,421)	(1,257,650)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset purchases	(9,200)	(9,879)	(19,079)
Net cash used in investing activities	(9,200)	(9,879)	(19,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances payable - related party	-	27,000	41,500
Proceeds from sale of common stock	658,500	652,647	1,347,147
Commissions paid on common stock sales	(40,100)	(7,523)	(47,623)
Net cash provided by financing activities	618,400	672,124	1,341,024

Net increase (decrease) in cash	(334,029)	362,824	64,295
Cash at beginning of period	398,324	35,500	-
Cash at end of period	$64,295	$398,324	$64,295

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND
FINANCING ACTIVITIES
Debt forgiveness - related party	$43,777	$-	$43,777
Cancellation of common shares	$14,000	$-	$14,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND HISTORY

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

The Company entered into a Share Exchange Agreement, dated March 12, 2010 (the “ Share Exchange Agreement”) between MB, MobileBits Corporation (“MBC”) and the shareholders of MobileBits Corporation (the “MBC Shareholders”) pursuant to which MB acquired MBC, an early stage software development firm targeting its software at the mobile search market. Walter Kostiuk owned a majority interest in both MB and MBC.  The transaction closed on March 12, 2010 and MB acquired 100% of the outstanding shares of common stock of MBC (the “MBC Stock”) from the MBC shareholders. In exchange for the MBC common stock and $275,000, MB issued 18,752,377 shares of common stock to the MBC shareholders, which represented approximately 87.9% of MB’s issued and outstanding common stock. Concurrently, pursuant to the terms of the Share Exchange Agreement, Walter Kostiuk, the principal shareholder of the Company, cancelled a total of 14,000,000 shares of common stock.  Upon closing, MBC became a 100% wholly-owned subsidiary of the Company.  The $275,000 was recorded as merger costs as a component of general and administrative expense.  Since the merger was between entities under common control, the merger was accounted for similar to a pooling of interests whereby the assets and liabilities of MBC were recorded at historical cost.

On March 16, 2010, concurrently with the merger, our board of directors authorized a 7-for-1 forward split of our common stock, par value $0.001 per share, in the form of a stock dividend which was paid on the same date, to holders of record on that date.  All share and per share numbers have been adjusted to give effect to the stock split unless otherwise stated.

In connection with this merger, the Company changed the focus of the business. The Company previously intended to supply non prescription nutritional products. The Company now intends to become a global technology company focused on providing answers and highly targeted advertising through an automated answer engine via web and mobile smartphone applications.  The Company will offer a wide range of answers on a broad scope of web-based content.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s whollyowned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Website and Database

Website development and the purchase of database information tools are recorded at cost and amortized on the straight-line method over their estimated useful lives.  Expenditures for normal maintenance are charged to expense as incurred.

Income taxes

The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable todifferences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferredtax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. Theeffect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactmentdate of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to berealized. Interest and penalties associated with income taxes are included in selling, general and administrative expense.

The Company has adopted ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive modelof how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the companyhas taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "morelikely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largestamount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority havingfull knowledge of all relevant information. As of October 31, 2010, the Company had not recorded any tax benefits from uncertain taxpositions.

Earnings per Share

In accordance with accounting guidance now codified as ASC Topic 260, “Earnings per Share,”   Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive.

Share Based Payments

The Company follows the Accounting Standards Codification ASC 718 - Compensation - Stock Compensation. In accordance with ASC 718, the Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the last quoted market price of the Company’s common stock on the date of the share grant. The fair value determined represents thecost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for theaward. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense forestimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiturerate for the entire award at the end of the vesting period. Excess tax benefits, as defined in ASC 718, if any, are recognized as an addition topaid-in capital.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including the Company’s current assets and current liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Subsequent Events

The Company has evaluated all transactions occurring between the end of our fiscal year, October 31, 2010, and through January 31, 2011 for subsequent event disclosure consideration.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on October 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which modifies the definition of subsequent events and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. These requirements became effective for us on June 15, 2009.  There was no effect of adoption of this standard on the consolidated financial statements.

MobileBits does not expect that any other recently issued accounting pronouncement will have a significant impact on the results of operations, financial position, or cash flows of the Company.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $1,594,081 and net cash used in operations of $943,229 for the year ended October 31, 2010; and a deficit accumulated during the development stage of 2,109,787 at October 31, 2010.  In addition, the Company is in the development stage and has not yet generated any revenues.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on the successful execution of management's plans, which include the expectation of raising debt or equity based capital, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to issue additional equity and incur additional liabilities with related parties to sustain the Company’s existence although no commitments for funding have been made and no assurance can be made that such commitments will be available.

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

In response to these factors, management has taken the following actions:

●	Raised $1.5 million subsequent to October 31, 2010,

●	seeking additional third party debt and/or equity financing; and

●	continue with the implementation of the business plan, which may include merging with an operating entity.

NOTE 4 – CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash balances in one financial institution.  The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.   At October 31, 2010, MobileBits had a cash balance of $64,295, all of which was insured.

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at:

	Estimated
	Useful Life	October 31, 2010	October 31, 2009
Website and database	3	$19,079	$9,879
Less: accumulated depreciation		(3,921)	(274)
		$15,158	$9,605

NOTE 6 – RELATED PARTY  TRANSACTIONS

On March 24, 2009, MobileBits entered into a consulting agreement with Walter Kostiuk (Kostiuk), who assumed the role of President, CEO, Secretary, Treasurer, Director and Chairman of the Board of Directors.   Since inception, MobileBits expensed compensation in connection with the consulting agreement of $131,758.  Also on March 24, 2009, Kostiuk was issued 16,666,664 shares of common stock for $2,000 as founder shares and was paid $53,000 of the amount due for services related to the agreement, leaving a payable of $76,758 due to Kostiuk as of October 31, 2009.

During the year ended October 31, 2010, related party notes payable and accrued interest totaling $43,777 were forgiven and recorded as a contribution to capital.

As of May 1, 2010, the Company converted the contractor agreement with Kostiuk to an employment agreement.  Upon signing the agreement, Mr. Kostiuk was issued options, that consist of the right to purchase 1,000,000 shares of the Company’s common stock.  The right to purchase such stock is nontransferable and vests in equal thirds on each one (1) year anniversary of the grant date over a three (3) year period commencing on the May 1, 2010.  The options shall have a term of ten (10) years and the exercise price of the options is $1.00 per common share.  The options had a fair value of $989,376, of which $164,896 was expensed during the fiscal year ended October 31, 2010, with the remaining unamortized balance of $824,480 to be expensed over the next thirty months.  The option was valued using the Black-Scholes option-pricing model and the following parameters: (1)3.69% risk-free discount rate, (2) expected volatility of 157.47%, (3) $0 expected dividends, (4) an expected term of 10 years based on term of the option, and (5) a stock price on measurment date of $1.00.  The Company also expensed $240,000 in consulting expense and $9,000 in auto expense in relation to Kostiuk’s prior contract and current employment agreements.  As of October 31, 2010, Mr. Kostiuk was due $40,100 as commission for 10% of all funds raised via stock sales from May 1, 2010 through October 31, 2010.  The $40,100 is recorded as offering cost as a reduction to additional paid in capital.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

MobileBits’ principal office is located at 1990 Main Street, Suite 750, Sarasota, Florida 34236. The rent through December 31, 2009 was $826 per month plus taxes and services and increased to $1,100 per month for the period January 1, 2010 through December 31, 2010 when the lease expired.  The lease was renewed for an additional three months at $1,175 per month for the period January 1, 2011 through March 31, 2011.

On March 23, 2009, the Company entered into a two year consulting agreement with Skyline Investments Corp. (“Skyline) to provide public relations services with an additional five year option exercisable by the Company.  Under the terms of the agreement, Skyline is to be paid $20,000 per month.

On March 24, 2009, the Company entered into a contractor agreement with Walter Kostiuk (“Kostiuk”) who assumed the role of President, CEO, Secretary, Treasurer, Director, and Chairman of the Board of Directors.  Under the terms of the contract, Kostiuk is to be paid $14,000 per month and is entitled to receive an annual bonus of $72,000 for meeting corporate objectives as determined by the Company.  As of May 1, 2010, the Company converted the contractor agreement with Kostiuk to an employment agreement.  Under the new agreement, the agreement commence on May 1, 2010 and continues through April 30, 2015; provided, however, that beginning on March 1, 2015 and on each March 1 of every term (each a “5 Year Renewal Date”) thereafter, a (five) 5 year term of this agreement shall automatically be extended for one additional (five) 5 year term, unless either party gives the other written notice of non-renewal at least ninety (90) days prior to any such renewal date.  Kostiuk will have an annual base salary of $240,000, in the event the net profits are less than $375,000; $340,000 in the event the net profits are less than $750,000 and more than $375,000 per quarter; $450,000 in the event the net profits are less than $1,200,000 and more than $750,000 per quarter; $650,000 in the event the net profits are less than $2,500,000 and more than $1,200,000 per quarter; and $700,000 plus eight (8%) of the annual net profits, from all sources, before depreciation, amortization and taxes greater than $10,000,000 to be paid within thirty days of receipt of the audited financial statements.  Kostiuk will also participate in the Company’s bonus and other incentive compensation plans and programs, Milestone and Achievement Compensation Plans, receive an automobile allowance in the amount of $1,500 per month and was issued stock options, effective as of May 1, 2010, that consist of the right to purchase 1,000,000 shares of the Employer’s common stock.  The right to purchase such stock is nontransferable and shall vest in equal thirds on each one (1) year anniversary of the grant date over a three (3) year period commencing on the May 1, 2010.  The options shall have a term of ten (10) years and the exercise price of the options is $1.00 per common share.

On April 1, 2009, the Company entered into a marketing and consulting agreement with Andrea Vaccaro (“Vaccaro”).  The agreement is renewable annually and was renewed on April 1, 2010.  Under the terms of the agreement, Vaccaro will be paid $7,000 per month and is entitled to receive an annual bonus of $36,000 for meeting corporate objectives as determined by the Company.

NOTE 8 – STOCK OPTION ACTIVITY

The following is a summary of stock option activity for the years ended October 31, 2010 and 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinisc Value
Outstanding, October 31, 2008	-	$-	-	$-
Granted	125,000	0.50
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, October 31, 2009	125,000	0.50	4.23	-
Granted	1,354,167	0.87
Exercised	-	-
Forfeited	-	-
Expired	(62,500)	0.50
Outstanding, October 31, 2010	1,416,667	$0.85	8.21	$1,979,167
Exercisable, October 31, 2010	194,444	$0.50	1.26	$340,278

The above options were valued using the Black-Scholes option-pricing model and the following parameters: (1) 0.38% to 3.69% risk-free discount rate, (2) expected volatility of 157.47% to 214.57%, (3) $0 expected dividends, and (4) an expected term of 1 to 10 years for each grant based on term of option.

The following is a summary of outstanding stock options at October 31, 2010:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Average Remaining Contracted Life (Years)
41,667	21-Jan-15	4.23	$0.50	0.12
41,667	21-Jan-15	4.23	$0.50	0.12
41,667	21-Jan-15	4.23	$0.50	0.12
208,333	31-Oct-16	6.01	$0.50	0.88
41,667	21-Jan-15	4.23	$0.50	0.12
41,667	21-Jan-15	4.23	$0.50	0.12
1,000,000	30-Apr-20	9.51	$1.00	6.71
1,416,667				8.21

All options issued and outstanding are being amortized over their respective vesting periods.  The unrecognized compensation expense at October 31, 2010, was $909,853.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

During July and September 2008, the Company issued 2,380,000 shares of common stock for gross proceeds of $34,000 to third party investors.

During the year ended October 31, 2009, the Company issued 17,847,377 shares of common stock for gross proceeds of $652,647, less placement cost of $7,523.

The Company recorded amortization of share-based compensation of $313,037and $20,829 for the option grants in the years ended October 31, 2010 and 2009, respectively.

In November 2009, the Company issued 555,000 shares of common stock for $200,000.

In December 2009, the Company issued 41,664 shares of common stock for $25,000.

On March 12, 2010, 14,000,000 shares of common stock were cancelled in connection with the Share Exchange Agreement.

During the period January 2010 through October 31, 2010, in a series of closings, the Company issued 525,000 shares of common stock for $262,500.

The Company also received proceeds of $171,000 from various investors for the sale of 85,500 shares of its common stock.  The stock has not been issued, and therefore, the funds received are recorded as a stock payable on the balance sheet.

As of October 31, 2010, Mr. Kostiuk was due $40,100 for 10% of all funds raised via stock sales from May 1, 2010 through October 31, 2010.  The $40,100 is recorded as offering costs asreduction to additional paid in capital.

NOTE 10 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes are as follows:

	October 31,
	2010	2009

Computed at U.S. and State statutory rates (34%)	$(540,297)	$(169,112)
Permanent differences	883	612
Change in valuation allowance	539,414	168,500
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	October 31,
	2010	2009
Deferred tax assets:
Net operating loss carry-forwards	$559,217	$141,545
Non-deductible stock compensation	154,925	33,183
Total deferred tax assets	714,142	174,728
Less valuation allowance	(714,142)	(174,728)
Total	$-	$-

At October 31, 2010, MobileBits had a net operating loss carry-forwards for federal and state income tax purposes of approximately $1,644,757 which will begin to expire, if unused, beginning in 2029. The valuation allowance increased approximately $539,414 and $168,500 for the years ended October 31, 2010 and 2009, respectively.

The above estimates are based upon management's decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 11 – SUBSEQUENT EVENT

During the period from November 1, 2010 through January 31, 2011, MobileBits has raised gross proceeds of $1,474,896 from the sale of 2,949,792 common shares of stock to be issued in the near future.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective as of October 31, 2010.

Our internal control over financial reporting (ICFR) are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.      provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in accordance with U. S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
iii.     provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of October 31, 2010, we did not maintain effective control over the financial reporting process.

Inherent Limitations over Internal Controls
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting
We have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Each director of our Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Position	Director Since

Walter Kostiuk	44	Chief Executive Officer, Chief Financial Officer	March 19, 2009

Walter Kostiuk, 43, Chief Executive Officer, Chief Financial Officer, Director

Mr. Kostiuk has more than fifteen years experience in the Wireless Data and Semantic Software industries. His past experience includes growing early-stage technology companies, highlighted by leadership roles with some of the most successful technology companies in the world today including Research in Motion (“RIM”) beginning in 1999. During his six year career at RIM, Kostiuk was a founding member of the BlackBerry applications strategy & division.

In 2005, Mr. Kostiuk participated in the startup successes of AskMeNow™, an early provider of human-based mobile question & answer solutions, where he negotiated several wireless carrier and manufacturer distribution deals in both Canada and the U.S including Rogers Wireless and Alltel Wireless (now Verizon Wireless). Mr. Kostiuk’s business development efforts supported a peak corporate valuation of approximately one hundred and fifty million dollars ($150,000,000) in 2006.

Most recently, Mr. Kostiuk held an executive leadership role at Expert System, a global leader in Enterprise Semantic Intelligence solutions, where he was directly responsible for the mobile enterprise search strategy and business in 2008.   While there, Mr. Kostiuk was successful in securing a contract with Research in Motion, resulting in the deployment of a mobile self-help search solution called BlackBerry Answers™.

Through his efforts at Expert System, Mr. Kostiuk’s applications have been awarded the 2009 GSM Mobile Global Award as well as the 2009 CTIA Finalist Award for Emerging Technology and the Superstar Award from MobileVilliage.

Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. MobileBits  does not currently pay compensation to directors for services in that capacity.

None of our directors or officers is a director in any other reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.  There are no family relationships among our directors or officers.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such Officer or Director, is a party adverse to our Company or any of our subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Code of Ethics

The Company has not yet adopted a Code of Ethics because it has only one director.

Audit Committee Financial Expert

The Board of Directors has not established an audit committee and does not have an audit committee financial expert.  The Board is of the opinion that an audit committee is not necessary since the Company has only three directors and to date, such directors have been performing the functions of an audit committee and all are experienced financial professionals.

Committees and Procedures

(1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

(2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the Company and its board is so small.

(3) The members of the Board who act as the nominating committee are not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to Section 6(a) of the Act (15 U.S.C. 78f(a).

(4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

(5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

(6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

(7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

(8) The nominating committee’s process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as “reporting persons”), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other MobileBits equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended October 31, 2010, all reporting persons have complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

As a result of the Company’s current limited available cash, minimal officer or director compensation was paid during the fiscal year ended October 31, 2010. MobileBits  intends to pay salaries when cash flow permits.

SUMMARY COMPENSATION TABLES
	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)

Walter Kostiuk	2010	$190,000	-0-	-0-
Chief Executive Officer, Chief Financial Officer	2009	$53,000	-0-	-0-

LONG-TERM COMPENSATION TABLE

		Long-Term Compensation
Name and Principal Position	Year	Awards Restricted Award(s)($)	Stock Securities Underlying Options/ SARs(#)	Payouts LTIP Payouts ($)	All Other Compensation ($)
Walter Kostiuk	2010	-0-	$164,896	-0-	-0-
Chief Executive Officer, Chief Financial Officer	2009	-0-	$-0-	-0-	-0-

Option/ SAR Exercises
None of our directors or executive officers exercised any stock options or stock appreciation rights during the fiscal year ended October 31, 2010.  Mr. Walter Kostiuk holds 1,000,000 unexercised stock options held as of such date.

Long-Term Incentive Plan Awards
The Company has no long-term incentive plans.

Compensation of Directors
Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Employment Contracts
The Company currently has one employment agreement which is with Mr. Walter Kostiuk, dated May 1, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A. The following table lists, as of October 31, 2010, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 21,559,041 shares of our common stock issued and outstanding as of January 31, 2011.  Unless otherwise indicated, the address of each person listed is c/o MobileBits Holdings Corporation, 1990 Main Street, Suite 750, Sarasota, Florida 34236.

Title Of Class	Name, Address Of Beneficial Owner And Position(1)	Shares Of Common Stock	Percent Of Class(2)

Common	Walter Kostiuk	2,666,664	12.37%
	Chief Executive Officer, Chief Financial Officer

	All directors and officers as a group (1 persons)	2,666,664	12.37%

(1) Unless otherwise indicated, each person named in the above-described table has the sole voting and investment power with respect to his shares of the Common Stock beneficially owned.

(2) Unless otherwise provided, the calculation of percentage ownership is based on 21,559,041shares of our common stock issued and outstanding as of January 31, 2011 any shares of the Common Stock which are not outstanding as of such date but are subject to options, warrants, or rights of conversion exercisable within 60 days of January 31, 2011 shall be deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but shall not be deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

B. Persons Sharing Ownership of Control of Shares
There are no persons sharing ownership or control of shares.

C. Non-voting Securities and Principal Holders Thereof
The Company has not issued any non-voting securities.

D. Preferred Stock
The Company has 10,000,000 shares of $0.001 par value preferred stock authorized with $0.001 par value.  No preferred shares have been issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

a. Transactions with Related Persons. There are no transactions since the beginning of the fiscal year, or any proposed transaction in which any related person had or will have a direct or indirect material interest.

The Officers and Directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

b. Parents of Issuer. The Company has no parents.

c. Promoters and Control Persons. The Company has not had a promoter at any time since inception.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
The aggregate fees billed by our independent auditors, GBH CPAs, PC, for professional services rendered for the audit of our annual financial statements included for the years ended October 31, 2010 and 2009 were $28,725 and $21,720, respectively.

Audit-Related Fees
For the years ended October 31, 2010 and 2009, there were no fees billed for assurance and related services by our Auditor relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees
We do not use our Auditors for tax compliance, tax advice and tax planning.

All Other Fees
None

The Board of Directors has considered the nature and amount of fees billed by our Auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining GBH CPAs, PC’s  independence.

Policy on pre-approval of audit and permissible non-audit services
Our Board of Directors unanimously approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees.  Our Board of Directors pre-approves all non-audit services to be performed by the auditor.  The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS.

(a) Exhibits

Number	Description

3.1	Articles of Incorporation *

3.2	Bylaws*

21	Subsidiaries of MobileBits

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by Reference.  Filed on Registration Statement Form S-18 effective February 14, 1986.  Commission File No. 33-349

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MobileBits Holdings Corporation

Date: January 31, 2011	By:	/s/ Walter Kostiuk
Walter Kostiuk
Chief Executive Officer, Chief Financial Officer