Form 10-Q
period 2011-01-31
MobileBits Holdings Corp
filed 2011-03-16
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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
Yes ☐    No ☒

As of March 15, 2011, the Company had 25,340,853 shares of common stock outstanding.

MobileBits Holdings Corporation
FORM 10-Q
January 31, 2011
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Control and Procedures	17

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Removed and Reserved	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURE

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Financial Statements
January 31, 2011
(Unaudited)

CONTENTS

Page(s)
Consolidated Financial Statements:

Consolidated Balance Sheets - As of January 31, 2011 and October 31, 2010 (Unaudited)	4

Consolidated Statements of Operations - For the three months ended January 31, 2011 and 2010, and for the period from July 22, 2008 (Inception) to January 31, 2011 (Unaudited)	5

Consolidated Statements of Cash Flows - For the three months ended January 31, 2011 and 2010, and for the period from July 22, 2008 (Inception) to January 31, 2011 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7-13

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	January 31, 2011	October 31, 2010

ASSETS

Current assets:
Cash	$1,017,648	$64,295
Prepaid expenses	1,100	1,100

Total current assets	1,018,748	65,395

Website and database, net of accumulated amortization of $5,042 and $3,921, respectively	14,037	15,158

TOTAL ASSETS	$1,032,785	$80,553

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$197,650	$321,097
Accounts payable and accrued expenses - related party	226,277	189,066
Stock payable	-	171,000

Total current liabilities	423,927	681,163

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
25,340,853 and 21,559,041 shares issued and outstanding, respectively	25,341	21,559
Additional paid in capital	3,299,353	1,487,618
Deficit accumulated during development stage	(2,715,836)	(2,109,787)

Total stockholders' equity (deficit)	608,858	(600,610)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,032,785	$80,553

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended January 31,		For the Period from July 22, 2008 (Inception) to January 31,
	2011	2010	2011

Revenues	$-	$-	$-

Operating Expenses:
Depreciation	1,121	494	5,042
General and administrative	604,928	273,407	2,710,794
Total Operating Expenses	606,049	273,901	2,715,836

Net loss	$(606,049)	$(273,901)	$(2,715,836)

Net loss per common share - basic and diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	22,943,723	34,869,604

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			For the Period from
	For the Three Months Ended		July 22, 2008 (Inception) to
	January 31,	January 31,	January 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(606,049)	$(273,901)	$(2,715,836)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	96,601	38,084	433,477
Depreciation	1,121	494	5,042
Changes in operating assets and liabilities:
Prepaid expenses	-	26,400	(1,100)
Accounts receivable – related party	-	(275,000)	-
Accounts payable and accrued liabilities	(123,447)	29,934	197,650
Accounts payable and accrued liabilities - related party	36,000	14,804	155,343
Net cash used in operating activities	(667,774)	(439,185)	(1,925,424)

CASH FLOWS FROM INVESTING ACTIVITIES
Website and database cost	-	-	(19,079)
Net cash used in investing activities	-	-	(19,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances payable - related party	-	-	41,500
Proceeds from sale of common stock	1,719,906	225,000	3,067,053
Commissions paid on common stock sales – related party	(98,779)	-	(146,402)
Net cash provided by financing activities	1,621,127	225,000	2,962,151

Net increase (decrease) in cash	953,353	(214,185)	1,017,648
Cash at beginning of period	64,295	398,324	-
Cash at end of period	$1,017,648	$184,139	$1,017,648

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND
FINANCING ACTIVITIES
Common shares issued for stock payable	$171,000	$-	$171,000
Commissions due on common stock sales – related party	$113,311	$-	$113,311
Debt forgiveness - related party	$-	$-	$43,777
Cancellation of common shares	$-	$-	$14,000

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

MobileBits Holdings Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of MobileBits Holdings Corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the period ended January 31, 2011 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended October 31, 2010.

NOTE 2 – NATURE OF OPERATIONS

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

In connection with this merger, the Company changed the focus of the business. The Company previously intended to supply non-prescription nutritional products. The Company now intends to become a global technology company focused on providing answers and highly targeted advertising through an automated answer engine via web and mobile smartphone applications.  The Company will offer a wide range of answers on a broad scope of web-based content.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

A significant estimate included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.  The Company also makes significant assumptions and estimates for the valuation for share-based compensation arrangements.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Website and Database

Website development and the purchase of database information tools are recorded at cost and amortized on the straight-line method over their estimated useful lives.  Expenditures for normal maintenance are charged to expense as incurred.

Income Taxes

The Company is a taxable entity and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be in effect when the temporary differences reverse. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date of the rate change. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized. Interest and penalties associated with income taxes are included in selling, general and administrative expense.

The Company has adopted ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of January 31, 2011, the Company had not recorded any tax benefits from uncertain tax positions.

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

Share Based Payments

The Company follows the Accounting Standards Codification ASC 718 - Compensation - Stock Compensation. In accordance with ASC 718, the Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the last quoted market price of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, as defined in ASC 718, if any, are recognized as an addition to paid-in capital.

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

NOTE 4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $606,049 and net cash used in operations of $667,774 for the three months ended January 31, 2011; and a deficit accumulated during the development stage of $2,715,836 at January 31, 2011.  In addition, the Company is in the development stage and has not yet generated any revenues.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In response to these factors, management has taken, or plans to take, the following actions:

●	Raised $1.7 million for the three months ended January 31, 2011,

●	seek additional third party debt and/or equity financing; and

●	continue with the implementation of the business plan, which may include merging with an operating entity.

NOTE 5 – CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash balances in one financial institution.  Beginning December 31, 2010, all noninterest-bearing transaction accounts are now fully insured, regardless of the balance, by the FDIC.  At January 31, 2011, MobileBits had a cash balance of $1,017,648, of which all was insured.

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at:

	Estimated Useful Life	January 31, 2011	October 31, 2010
Website and database	3	$19,079	$9,879
Less: accumulated depreciation		(5,042)	(3,921)
		$14,037	$15,158

NOTE 7 – RELATED PARTY TRANSACTIONS

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

As of May 1, 2010, the Company converted the contractor agreement with Kostiuk to an employment agreement.  Upon signing the agreement, Mr. Kostiuk was issued options, that consist of the right to purchase 1,000,000 shares of the Company’s common stock.  The right to purchase such stock is nontransferable and vests in equal thirds on each one (1) year anniversary of the grant date over a three (3) year period commencing on the May 1, 2010.  The options shall have a term of ten (10) years and the exercise price of the options is $1.00 per common share.  The options had a fair value of $989,376, of which $164,896 was expensed during the fiscal year ended October 31, 2010 and $82,448 was expensed during the three months ended January 31, 2011, the remaining unamortized balance of $742,032 to be expensed over the next twenty seven months.  The option was valued using the Black-Scholes option-pricing model and the following parameters: (1) 3.69% risk-free discount rate, (2) expected volatility of 157.47%, (3) $0 expected dividends, (4) an expected term of 10 years based on term of the option, and (5) a stock price on measurement date of $1.00.  The Company also expensed $60,000 in consulting expense and $4,500 in auto expense in relation to Kostiuk’s current employment agreements.

Under the agreement, Kostiuk is also entitled to compensation of 10% of all funds raised.  As a reduction to additional paid in capital, the Company incurred offering costs in the amount of $171,990 payable to Kostiuk for the three months ended January 31, 2011.  As of January 31, 2010, $113,311 of the $171,990 remained unpaid and recorded as accrued expenses – related party.  Total cash payments for offering cost during the three months ended January 31, 2011 equaled $98,779 for which $40,100 was for offering cost accrued as of October 31, 2010 and the remaining $58,679 was for offering costs incurred during this quarter ended January 31, 2011.  The costs are calculated as commissions for 10% of all funds raised via stock sales for the three months ended January 31, 2011.  As of January 31, 2011, Mr. Kostiuk was due $113,311 in commissions relating to stock sales.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

On March 23, 2009, the Company entered into a two year consulting agreement with Skyline Investments Corp. (“Skyline) to provide public relations services with an additional five year option exercisable by the Company.  Under the terms of the agreement, Skyline is to be paid $20,000 per month.  As of January 31, 2011, all monthly amounts had been paid plus a discretionary bonus of approximately $194,000.

On March 24, 2009, the Company entered into a contractor agreement with Walter Kostiuk (“Kostiuk”) who assumed the role of President, CEO, Secretary, Treasurer, Director, and Chairman of the Board of Directors.  Under the terms of the contract, Kostiuk is to be paid $14,000 per month and is entitled to receive an annual bonus of $72,000 for meeting corporate objectives as determined by the Company.  As of May 1, 2010, the Company converted the contractor agreement with Kostiuk to an employment agreement.  Under the new agreement, the agreement commenced on May 1, 2010 and continues through April 30, 2015; provided, however, that beginning on March 1, 2015 and on each March 1 of every term (each a “5 Year Renewal Date”) thereafter, a (five) 5 year term of this agreement shall automatically be extended for one additional (five) 5 year term, unless either party gives the other written notice of non-renewal at least ninety (90) days prior to any such renewal date.  Kostiuk will have an annual base salary of $240,000, in the event the net profits are less than $375,000 per quarter; $340,000 in the event the net profits are less than $750,000 and more than $375,000 per quarter; $450,000 in the event the net profits are less than $1,200,000 and more than $750,000 per quarter; $650,000 in the event the net profits are less than $2,500,000 and more than $1,200,000 per quarter; and $700,000 plus eight (8%) of the annual net profits, from all sources, before depreciation, amortization and taxes greater than $10,000,000 to be paid within thirty days of receipt of the audited financial statements.  Kostiuk will also participate in the Company’s bonus and other incentive compensation plans and programs, Milestone and Achievement Compensation Plans, receive an automobile allowance in the amount of $1,500 per month and was issued stock options, effective as of May 1, 2010, that consist of the right to purchase 1,000,000 shares of the Employer’s common stock.  The right to purchase such stock is nontransferable and shall vest in equal thirds on each one (1) year anniversary of the grant date over a three (3) year period commencing on the May 1, 2010.  The options shall have a term of ten (10) years and the exercise price of the options is $1.00 per common share.

On April 1, 2009, the Company entered into a marketing and consulting agreement with Andrea Vaccaro (“Vaccaro”).  The agreement is renewable annually and was renewed on April 1, 2010.  Under the terms of the agreement, Vaccaro will be paid $7,000 per month and is entitled to receive an annual bonus of $36,000 for meeting corporate objectives as determined by the Company.

On January 1, 2011, the Company entered into a consulting agreement with Evans, LLC.  The agreement is for three months commencing on January 1, 2011 and ending March 31, 2011.  Under the terms of the agreement, Evans, LLC will be paid $30,000 per month for professional services relating to the evaluation of the Company’s semantic search platform and providing guidance and analysis for areas of improvement to meet the Company’s goals.

NOTE 9 – STOCK OPTION ACTIVITY

The following is a summary of stock option activity for the three months ended January 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, October 31, 2010	1,416,667	$0.85
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, January 31, 2011	1,416,667	$0.85	7.96	$1,625,000
Exercisable, January 31, 2011	277,778	$0.50	1.43	$416,667

The above options were valued using the Black-Scholes option-pricing model and the following parameters: (1) 0.38% to 3.69% risk-free discount rate, (2) expected volatility of 157.47% to 214.57%, (3) $0 expected dividends, and (4) an expected term of 1 to 10 years for each grant based on term of option.

The following is a summary of outstanding stock options at January 31, 2011:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Average Remaining Contracted Life (Years)
41,667	21-Jan-15	3.98	$0.50	0.12
41,667	21-Jan-15	3.98	$0.50	0.12
41,667	21-Jan-15	3.98	$0.50	0.12
208,333	31-Oct-16	5.75	$0.50	0.85
41,667	21-Jan-15	3.98	$0.50	0.12
41,667	21-Jan-15	3.98	$0.50	0.12
1,000,000	30-Apr-20	9.25	$1.00	6.53
1,416,667				7.96

All options issued and outstanding are being amortized over their respective vesting periods.  The unrecognized compensation expense at January 31, 2011, was $813,252.

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

In November 2009, the Company issued 555,000 shares of common stock for gross proceeds of $200,000.

In December 2009, the Company issued 41,664 shares of common stock for gross proceeds of $25,000.

On March 12, 2010, 14,000,000 shares of common stock were cancelled in connection with the Share Exchange Agreement.

During the period January 2010 through October 31, 2010, in a series of closings, the Company issued 525,000 shares of common stock for gross proceeds of $262,500.

The Company also received proceeds of $171,000 from various investors for the sale of 342,000 shares of its common stock for the year ending October 31, 2010.  The stock had not been issued as of October 31, 2010, and therefore, the funds received were recorded as a stock payable on the balance sheet.  During the three months ended January 31, 2011 these shares were issued and the related stock payable was moved to equity.

Mr. Kostiuk earned $40,100 for 10% of all funds raised via stock sales from May 1, 2010 through October 31, 2010.  The $40,100 is recorded as offering costs as reduction to additional paid in capital.

During the year ended October 31, 2010, related party notes payable and accrued interest totaling $43,777 were forgiven and recorded as a contribution to capital.

The Company recorded amortization of share-based compensation of $96,601 for the three months ended January 31, 2011 for options granted prior to October 31, 2010.

During the three months ended January 31, 2011, the Company also received proceeds of $1,719,906 from various investors for the sale of 3,439,812 shares of its common stock.

Mr. Kostiuk earned 10% of all funds raised, or $171,990, via stock sales from November 1, 2010 through January 31, 2011.  The $171,990 was recorded as offering costs and a reduction to additional paid in capital.  As of January 31, 2011, there was a balance due of $113,311 payable to Mr. Kostiuk for commissions earned.

NOTE 11 – SUBSEQUENT EVENT

During the period from February 1, 2011 through March 14, 2011, MobileBits has raised gross proceeds of $285,000 from the sale of 570,000 common shares of stock to be issued in the near future.

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

Over the next twelve months, we intend to build our business plan and enter into strategic partnership agreements to develop our technology and obtain users that will utilize our technology.

Results of Operation

For the period from inception through January 31, 2011, we had no revenue.  Expenses for the period from July 22, 2008 (inception) to January 31, 2011 totaled $2,715,836, resulting in an inception to date loss of $2,715,836.

General and Administration Expenses

Our total general and administration expenses were $604,928 for the three months ended January 31, 2011 compared to $273,407 for the three months ended January 31, 2010.  The $331,521 increase is primarily due to an increase in consulting in the amount of $242,375, of which $82,448 was amortization of stock options to Walter Kostiuk, and professional fees of $28,777.

Depreciation

Depreciation was $1,121 for the three months ended January 31, 2011 compared to $494 for the three months ended January 31, 2010.  The increase is due to the amortization of our website and database purchases and the timing of those purchases.

Liquidity and Capital Resources

As of January 31, 2011, we had $1,017,648 available in cash as compared to $64,295 as of October 31, 2010.   The increase in cash is primarily due to the funds raised from the sale of common stock over the three months ended January 31, 2011.

The Company is in the development stage and has not yet generated any revenues and has an accumulated deficit at January 31, 2011 of $2,715,836.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In response to these factors, management has taken, or plans to take, the following actions:

●	Raised $1.7 million for the three months ended January 31, 2011

●	seek additional third party debt and/or equity financing; and

●	continue with the implementation of the business plan, which may include merging with an operating entity.

The use of proceeds from our unregistered common share sales that occurred for the fiscal years ending October 2009 and 2010 and the three months ended January 31, 2011 has been used for, and will continue to be used for, offering expenses, professional fees, advertising/marketing, and working capital. We have raised approximately $2.9 million in net proceeds from inception to date from our offerings. We have expended the majority of our capital raised to date for merger costs and consulting fees for company management and product development.

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

Cash used in operating activities

Cash used in operating activities for the three months ended January 31, 2011 and 2010 was $667,774 and $439,185, respectively. The increase is due to our increased business expenses for general and administrative activities, which resulted in higher losses from operations.

Cash used in investing activities

Cash used in investing activities for the three months ended January 31, 2011 and 2010 was $0 and $0, respectively.

Cash flow from financing activities

Cash provided by financing activities for the three months ended January 31, 2011 and 2010 was $1,621,127 and $225,000, respectively. The majority of cash provided by financing for both periods were due to our private placements.

Critical Accounting Policies

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

A significant estimate included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.  The Company also makes significant assumptions and estimates for the valuation for share-based compensation arrangements.

 Share Based Payments

The Company follows the Accounting Standards Codification ASC 718 - Compensation - Stock Compensation. In accordance with ASC 718, the Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the last quoted market price of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, as defined in ASC 718, if any, are recognized as an addition to paid-in capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of our management, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on this evaluation, managment concluded as of January 31, 2011, that our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports ( i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures, that as of January 31, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended October 31, 2010.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Currently we are not aware of any litigation pending or threatened by or against the Company.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY

A majority of the outstanding shares of common stock of the Company approved an amendment to our Articles of Incorporation to change the name of the Company from “Bellmore Corporation” to “Mobilebits Holdings Corporation.” The Certificate of Amendment was filed with the Secretary of State for the State of Nevada on January 25, 2010.

ITEM 5.   OTHER INFORMATION

In connection with the corporate name change and pursuant to the terms of the Share Exchange Agreement, the company’s stock ticker symbol has changed from “BLMR” to “MBIT” on the over-the-counter bulletin board, effective as of February 18, 2010.  Stockholders do not need to exchange stock certificates in connection with the corporate name change and ticker symbol change

ITEM 6.   EXHIBIT AND REPORTS OF FORM 8-K

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

MobileBits Holdings Corporation

Date: March 15, 2011	By:	/s/ Walter Kostiuk
Walter Kostiuk
Chief Executive Officer, Chief Financial Officer