Form 10-Q
period 2011-04-30
MobileBits Holdings Corp
filed 2011-06-15
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

MobileBits Holdings Corporation
(Exact name of registrant as specified in its charter)

Nevada	000-156062	26-3033276
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employee Identification No.)

1990 Main Street, Suite 750
Sarasota, Florida 34236
 (Address of principal executive offices)
  _______________

(941) 309-5356
 (Registrant’s telephone number, including area code)
_______________

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock. As of June 14, 2011, the Company had 26,340,853 shares of common stock outstanding.

MobileBits Holdings Corporation
FORM 10-Q
April 30, 2011
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operatins	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Removed and Reserved	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Financial Statements
April 30, 2011
(Unaudited)

CONTENTS

Page(s)
Consolidated Financial Statements:

Consolidated Balance Sheets - As of April 30, 2011 and October 31, 2010 (Unaudited)	4

Consolidated Statements of Operations - For the three and six months ended April 30, 2011 and 2010, and for the period from July 22, 2008 (Inception) to April 30, 2011 (Unaudited)	5

Consolidated Statements of Cash Flows - For the six months ended April 30, 2011 and 2010, and for the period from July 22, 2008 (Inception) to April 30, 2011 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7-13

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	April 30, 2011	October 31, 2010

ASSETS

Current assets:
Cash	$1,010,759	$64,295
Prepaid expenses	3,484	1,100

Total current assets	1,014,243	65,395

Website, net of accumulated depreciation of $6,163 and $3,921, respectively	12,916	15,158

TOTAL ASSETS	$1,027,159	$80,553

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$54,411	$250,097
Accounts payable and accrued expenses - related party	243,777	260,066
Stock payable	-	171,000

Total current liabilities	298,188	681,163

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
26,340,853 and 21,559,041 shares issued and outstanding, respectively	26,341	21,559
Additional paid in capital	3,840,975	1,487,618
Deficit accumulated during development stage	(3,138,345)	(2,109,787)

Total stockholders' equity (deficit)	728,971	(600,610)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,027,159	$80,553

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Six Months Ended		For the Period from July 22, 2008 (Inception) to
	April 30,		April 30,		April 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Operating Expenses:
General and administrative	421,388	593,640	1,026,316	867,047	3,132,182
Depreciation	1,121	911	2,242	1,405	6,163
Total Operating Expenses	422,509	594,551	1,028,558	868,452	3,138,345

Net loss	$(422,509)	$(594,551)	$(1,028,558)	$(868,452)	$(3,138,345)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted average number of common shares outstanding during
the period - basic and diluted	25,989,280	27,168,888	24,441,263	31,083,071

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			For the Period from
	For the Six Months Ended April 30,		July 22, 2008 (Inception) to
			April 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,028,558)	$(868,452)	$(3,138,345)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock-based compensation	189,223	79,485	526,099
Depreciation	2,242	1,405	6,163
Changes in operating assets and liabilities:
Prepaid expenses	(2,384)	25,421	(3,484)
Accounts payable and accrued liabilities	(195,686)	122,583	54,411
Accounts payable and accrued liabilities - related party	(89,500)	27,506	172,843
Net cash used in operating activities	(1,124,663)	(612,052)	(2,382,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Website and database cost	-	(5,000)	(19,079)
Net cash used in investing activities	-	(5,000)	(19,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans - related party	-	(701)	-
Proceeds from advances - related party	-	-	41,500
Proceeds from issuance of common stock	2,219,906	257,500	3,567,053
Commissions paid on common stock sales – related party	(148,779)	-	(196,402)
Net cash provided by financing activities	2,071,127	256,799	3,412,151

Net increase (decrease) in cash	946,464	(360,253)	1,010,759
Cash at beginning of period	64,295	398,324	-
Cash at end of period	$1,010,759	$38,071	$1,010,759

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND
FINANCING ACTIVITIES
Common shares issued for stock payable	$171,000	$-	$171,000
Commissions due on common stock sales - related party	$113,311	$-	$113,311
Debt forgiveness - related party	$-	$43,777	$43,777
Cancellation of shares	$-	$14,000	$14,000

 See accompanying summary of accounting policies and notes to unaudited consolidated financial statements.

MobileBits Holdings Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of MobileBits Holdings Corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the period ended April 30, 2011 are not necessarily indicative of results for the full fiscal year.

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

The Company follows ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of April 30, 2011, the Company had not recorded any tax benefits from uncertain tax positions.

Earnings per Share

In accordance with accounting guidance of ASC Topic 260, “Earnings per Share,”   Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive.  During the six months ended April 30, 2011 and 2010, the Company excluded common stock warrants of 1,416,688 and 479,168, respectively, since their effect on earnings per share would have been anti-dilutive.

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

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration and no material subsequent events were noted.

Recent Accounting Pronouncements

MobileBits does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

NOTE 4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $1,028,558 and net cash used in operations of $1,124,663 for the six months ended April 30, 2011; and a deficit accumulated during the development stage of $3,138,345 at April 30, 2011.  In addition, the Company is in the development stage and has not yet generated any revenues.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In response to these factors, management has taken, or plans to take, the following actions:

●	Raised $2.2 million for the six months ended April 30, 2011,

●	seek additional third party debt and/or equity financing; and

●	continue with the implementation of the business plan, which may include merging with an operating entity.

NOTE 5 – CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash balances in one financial institution.  Beginning December 31, 2010, all noninterest-bearing transaction accounts are now fully insured, regardless of the balance, by the FDIC.  At April 30, 2011, MobileBits had a cash balance of $1,010,759, of which all was insured.

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at:

	Estimated Useful Life	April 30, 2011	October 31, 2010
Website and database	3	$19,079	$19,079
Less: accumulated depreciation		(6,163)	(3,921)
		$12,916	$15,158

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 24, 2009, MobileBits entered into a consulting agreement with Walter Kostiuk (Kostiuk), who assumed the role of President, CEO, Secretary, Treasurer, Director and Chairman of the Board of Directors.    Also on March 24, 2009, Kostiuk was issued 16,666,664 shares of common stock for $2,000 as founder shares.

As of May 1, 2010, the Company converted the consulting agreement with Kostiuk to an employment agreement.  See Note 8.  In conjunction with the agreement, Mr. Kostiuk was issued options that consist of the right to purchase 1,000,000 shares of the Company’s common stock.  The right to purchase such stock is nontransferable and vests in equal thirds on each one (1) year anniversary of the grant date over a three (3) year period commencing on the May 1, 2010.  The options shall have a term of ten (10) years and the exercise price of the options is $1.00 per common share.  The options had a fair value of $989,376, of which $164,896 was expensed during the fiscal year ended October 31, 2010 and $164,896 was expensed during the six months ended April 30, 2011, the remaining unamortized balance of $659,584 will be expensed over the next twenty four months.  The option was valued using the Black-Scholes option-pricing model and the following parameters: (1) 3.69% risk-free discount rate, (2) expected volatility of 157.47%, (3) $0 expected dividends, (4) an expected term of 10 years based on term of the option, and (5) a stock price on measurement date of $1.00.

The Company also expensed $120,000 in wages and $9,000 in automobile expense in connection with Kostiuk’s employment agreement for the six months ended April 30, 2011 compared to $120,000 in consulting fees and $0 in automobile expense for the six months ended April 30, 2010.

Under the agreement, Kostiuk is also entitled to compensation of 10% of all funds raised.  The Company incurred offering costs in the amount of $221,990 payable to Kostiuk for the six months ended April 30, 2011 and recorded the offering costs as a reduction to additional paid in capital,.  As of April 30, 2011, $113,311 of the $221,990 remained unpaid and recorded as accrued expenses – related party.  Total cash payments for offering costs during the six months ended April 30, 2011 were $148,779 of which $40,100 was for offering cost accrued as of October 31, 2010 and the remaining $108,679 was for offering costs incurred during the six months ended April 30, 2011.  The costs are calculated as commissions for 10% of all funds raised via stock sales for the six months ended April 30, 2011.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On March 23, 2009, the Company entered into a two year consulting agreement with Skyline Investments Corp. (“Skyline) to provide public relations services with an additional five year option exercisable by the Company. Under the terms of the agreement, Skyline is to be paid $20,000 per month. As of April 30, 2011, all monthly amounts had been paid plus a discretionary bonus of approximately $194,000 as a result of the services provided and as an incentive to continue the relationship on a month to month basis.  The consulting agreement expired on March 23, 2011 and Skyline is currently working on a month to month basis with MobileBits.

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

On April 1, 2009, the Company entered into a marketing and consulting agreement with Andrea Vaccaro (“Vaccaro”), the CEO’s spouse.  The agreement is renewable annually and was renewed on April 1, 2010 and 2011.  Under the terms of the agreement, Vaccaro will be paid $7,000 per month and is entitled to receive an annual bonus of $36,000 for meeting corporate objectives as determined by the Company.

MobileBits’ principal office is located at 1990 Main Street, Suite 750, Sarasota, Florida 34236. The rent through December 31, 2009 was $826 per month plus taxes and services and increased to $1,100 per month for the period January 1, 2010 through December 31, 2010 when the lease expired.  The lease was renewed for an additional three months at $1,175 per month for the period January 1, 2011 through March 31, 2011.  On April 1, 2011, MobileBits expanded their space in Suite 735 and renewed their lease for a twelve month period for $1,192 per month.

NOTE 9 – STOCK OPTION ACTIVITY

The following is a summary of stock option activity for the six months ended April 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, October 31, 2010	1,416,668	$0.85
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, April 30, 2011	1,416,668	$0.85	7.72	$236,667
Exercisable, April 30, 2011	277,779	$0.50	1.36	$144,444

The above options were valued using the Black-Scholes option-pricing model and the following parameters: (1) 0.38% to 3.69% risk-free discount rate, (2) expected volatility of 157.47% to 214.57%, (3) $0 expected dividends, and (4) an expected term of 1 to 10 years for each grant based on the term of the option.

The following is a summary of outstanding stock options at April 30, 2011:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Average Remaining Contracted Life (Years)
41,667	21-Jan-15	3.73	$0.50	0.11
41,667	21-Jan-15	3.73	$0.50	0.11
41,667	21-Jan-15	3.73	$0.50	0.11
208,333	31-Oct-16	5.50	$0.50	0.81
41,667	21-Jan-15	3.73	$0.50	0.11
41,667	21-Jan-15	3.73	$0.50	0.11
1,000,000	30-Apr-20	9.00	$1.00	6.36
1,416,668				7.72

All options issued and outstanding are being amortized over their respective vesting periods.  The unrecognized compensation expense at April 30, 2011, was $720,630.

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

During the year ended October 31, 2009, the Company issued 17,847,377 shares of common stock for gross proceeds of $652,647, less placement costs of $7,523.

The Company recorded amortization of share-based compensation of $313,037and $20,829 for the option grants in the years ended October 31, 2010 and 2009, respectively.

In November 2009, the Company issued 555,000 shares of common stock for net proceeds of $200,000.

In December 2009, the Company issued 41,664 shares of common stock for net proceeds of $25,000.

On March 12, 2010, 14,000,000 shares of common stock were cancelled in connection with the Share Exchange Agreement.

During the period January 2010 through October 31, 2010, in a series of closings, the Company issued 525,000 shares of common stock for net proceeds of $222,400.

The Company also received proceeds of $171,000 from various investors for the sale of 342,000 shares of its common stock for the year ending October 31, 2010. The stock had not been issued as of October 31, 2010, and therefore, the funds received were recorded as a stock payable in the accompanying financial statements. During the six months ended April 30, 2011, these shares were issued.

In accordance with Mr. Kostiuk’s employment agreement, the Company incurred $40,100 of offering costs due to Mr. Kostiuk for 10% of all funds raised via stock sales from May 1, 2010 through October 31, 2010. The $40,100 is recorded as offering costs as a reduction to additional paid in capital.

During the year ended October 31, 2010, related party notes payable and accrued interest totaling $43,777 were forgiven and recorded as a contribution to capital.

The Company recorded amortization of share-based compensation of $189,223 for the six months ended April 30, 2011 for options granted prior to October 31, 2010.

During the six months ended April 30, 2011, the Company also received net proceeds of $2,071,127 from various investors for the sale of 4,439,812 shares of its common stock.

In accordance with Mr. Kostiuk’s employment agreement, the Company incurred $221,990 of offering costs due to Mr. Kostiuk for 10% of all funds raised via stock sales from November 1, 2010 through April 30, 2011. The $221,990 was recorded as offering costs and as a reduction to additional paid in capital. As of April 30, 2011, there was a balance due of $113,311 payable to Mr. Kostiuk for commissions earned.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

Over the next twelve months, we intend to build our business plan and enter into strategic partnership agreements to develop our technology and obtain users that will utilize our technology. We will require an additional $5,000,000 and plan to accomplish this goal by raising debt or equity based capital. If we acquire other companies with revenues, our dependency on new funding could be reduced.

Results of Operation

For the period from inception through April 30, 2011, we had no revenue. Expenses for the period from July 22, 2008 (inception) to April 30, 2011 totaled $3,138,345, resulting in an inception to date loss of $3,138,345.

Three Months Ended April 30, 2011 compared to the Three Months Ended April 30, 2010

General and Administration Expenses

Our total general and administration expenses were $421,388 for the three months ended April 30, 2011 compared to $593,640 for the three months ended April 30, 2010. The $172,252 decrease is primarily due to a decrease in merger costs in the amount of $275,000, partially offset by an increase in consulting expenses in the amount of $97,061, of which $92,622 was amortization of stock options.

Depreciation

Depreciation was $1,121 for the three months ended April 30, 2011 compared to $911 for the three months ended April 30, 2010. The increase is due to the amortization of our website and database purchases and the timing of those purchases.

Six Months Ended April 30, 2011 compared to the Six Months Ended April 30, 2010

General and Administration Expenses

Our total general and administration expenses were $1,026,316 for the six months ended April 30, 2011 compared to $867,047 for the six months ended April 30, 2010. The $159,269 increase is primarily due to an increase in consulting fees in the amount of $377,254, of which $189,223 was amortization of stock options, an increase in professional fees in the amount of $10,379 and an increase in travel in the amount of $28,795, all of which are partially offset by a decrease in merger costs in the amount of $275,000

Depreciation

Depreciation was $2,242 for the six months ended April 30, 2011 compared to $1,405 for the six months ended April 30, 2010. The increase is due to the amortization of our website and database purchases and the timing of those purchases.

Liquidity and Capital Resources

As of April 30, 2011, we had $1,010,759 available in cash as compared to $64,295 as of October 31, 2010. The increase in cash is primarily due to the proceeds of $2,219,906 from the sale of common stock during the six months ended April 30, 2011.

The Company is in the development stage and has not yet generated any revenues and has an accumulated deficit at April 30, 2011 of $3,138,345. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In response to these factors, management has taken, or plans to take, the following actions:

●	Raised $2.2 million for the six months ended April 30, 2011

●	seek additional third party debt and/or equity financing; and

●	continue with the implementation of the business plan, which may include merging with an operating entity.

The use of proceeds from our unregistered common share sales that occurred for the fiscal years ending October 2009 and 2010 and the six months ended April 30, 2011 has been used for, and will continue to be used for, offering expenses, professional fees, advertising/marketing, and working capital. We have raised approximately $3.4 million in net proceeds from inception to date from our offerings. We have expended the majority of our capital raised to date for merger costs and consulting fees for company management and product development.

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

Cash used in operating activities

Cash used in operating activities for the six months ended April 30, 2011 and 2010 was $1,124,663 and $612,052, respectively. The increase is due to our increased business expenses for general and administrative activities, which resulted in higher losses from operations.

Cash used in investing activities

Cash used in investing activities for the six months ended April 30, 2011 and 2010 was $0 and $5,000, respectively. The decrease is due to no additional expenditures on the website and database during the six months ended April 30, 2011.

Cash flow from financing activities

Cash provided by financing activities for the six months ended April 30, 2011 and 2010 was $2,071,127 and $256,799, respectively. The majority of cash provided by financing for both periods were due to our private placements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

a) Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”)  and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our ceo, as appropriate to allow timely decisions regarding required disclosure. Our CEO concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures, that as of April 30, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended October 31, 2010.

Changes in Internal Controls over Financial Reporting

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Currently we are not aware of any litigation pending or threatened by or against the Company.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period, the company consummated a confidential private placement with certain foreign investors for the issuance and sale of 1,000,000 shares of common stock of the company. As result of the private placement, the Company received cash of $500,000. The proceeds of this offering were used for working capital. The issuance and sale of common stock was an unregistered sale of securities conducted pursuant to Regulation S of the Securities Act of 1933

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   REMOVED AND RESERVED

None.

ITEM 5.   OTHER INFORMATION

None.
ITEM 6.   EXHIBITS

              31.1 Certification of Principal Executive Officer and Principal Financial and Accounting Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification of Principal Executive Officer and Principal Financial and Accounting Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MobileBits Holdings Corporation

Date: June 14, 2011	By:	/s/ Walter Kostiuk
Walter Kostiuk
Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer and Principal Executive Officer) (Principal Financial and Accounting Officer)