Form 10-Q
period 2011-07-31
MobileBits Holdings Corp
filed 2011-09-14
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

MobileBits Holdings Corporation
(Exact name of registrant as specified in its charter)

Nevada	000-156062	26-3033276
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employee Identification No.)

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
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of September 14, 2011, the Company had 27,184,416 shares of common stock issued and outstanding.

MobileBits Holdings Corporation
FORM 10-Q
July 31, 2011
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	(Removed and Reserved )	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Financial Statements
July 31, 2011
(Unaudited)

CONTENTS

Page(s)
Consolidated Financial Statements:

Consolidated Balance Sheets - As of July 31, 2011 and October 31, 2010 (Unaudited)	4

Consolidated Statements of Operations - For the three and nine months ended July 31, 2011 and 2010, and for the period from July 22, 2008 (Inception) to July 31, 2011 (Unaudited)	5

Consolidated Statements of Cash Flows - For the nine months ended July 31, 2011 and 2010, and for the period from July 22, 2008 (Inception) to July 31, 2011 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7-11

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	July 31, 2011	October 31, 2010

ASSETS

Current assets:
Cash	$966,661	$64,295
Prepaid expenses	3,484	1,100

Total current assets	970,145	65,395

Website, net of accumulated depreciation of $7,284 and $3,921, respectively	11,795	15,158

TOTAL ASSETS	$981,940	$80,553

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$81,646	$250,097
Accounts payable and accrued expenses - related party	126,521	260,066
Stock payable	-	171,000

Total current liabilities	208,167	681,163

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
27,184,416 and 21,559,041 shares issued and outstanding, respectively	27,184	21,559
Additional paid-in capital	4,468,285	1,487,618
Deficit accumulated during the development stage	(3,721,696)	(2,109,787)

Total stockholders' equity (deficit)	773,773	(600,610)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$981,940	$80,553

See accompanying  notes to unaudited consolidated financial statements.

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended		For the Period from July 22, 2008 (Inception) to
	July 31,		July 31,		July 31,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

Operating Expenses:
General and administrative	582,230	439,594	1,608,546	1,306,641	3,714,412
Depreciation	1,121	1,121	3,363	2,526	7,284
Total Operating Expenses	583,351	440,715	1,611,909	1,309,167	3,721,696

Net loss	$(583,351)	$(440,715)	$(1,611,909)	$(1,309,167)	$(3,721,696)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.05)

Weighted average number of common shares outstanding
- basic and diluted	26,123,159	21,034,057	25,007,258	27,696,590

See accompanying notes to unaudited consolidated financial statements.

MobileBits Holdings Corporation
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			For the Period from
	For the Nine Months Ended July 31,		July 22, 2008 (Inception) to
			July 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,611,909)	$(1,309,167)	$(3,721,696)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	437,772	266,587	774,648
Depreciation	3,363	2,526	7,284
Changes in operating assets and liabilities:
Prepaid expenses	(2,384)	24,977	(3,484)
Accounts payable and accrued liabilities	(168,451)	209,201	152,646
Accounts payable and accrued liabilities related party	(198,934)	78,510	7,591
Net cash used in operating activities	(1,540,543)	(727,366)	(2,798,193)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for Website and database	-	(9,200)	(19,079)
Net cash used in investing activities	-	(9,200)	(19,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans - related party	-	(701)	-
Proceeds from advances - related party	-	-	41,500
Proceeds from issuance of common stock	2,641,688	225,000	3,988,835
Commissions paid on common stock sales – related party	(198,779)	-	(246,402)
Proceeds received from stock payable	-	122,500	-
Net cash provided by financing activities	2,422,909	346,799	3,783,933

Net increase (decrease) in cash	902,366	(389,767)	966,661
Cash at beginning of period	64,295	398,324	-
Cash at end of period	$966,661	$8,557	$966,661

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH INVESTING AND
FINANCING ACTIVITIES
Common shares issued for stock payable	$171,000	$-	$171,000
Commissions due on common stock sales - related party	$105,489	$-	$105,489
Debt forgiveness - related party	$-	$43,777	$43,777
Cancellation of shares	$-	$14,000	$14,000

  See accompanying notes to unaudited consolidated financial statements.

MobileBits Holdings Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited interim consolidated financial statements of MobileBits Holdings Corporation (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In management's opinion, all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim results for the period ended July 31, 2011 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended October 31, 2010.

The Company intends to become a global technology company focused on providing answers and highly targeted advertising through an automated answer engine via web and mobile smart-phone applications.  The Company will offer a wide range of answers on a broad scope of web-based content.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include equity-based financing and further implementation of the business plan. The Company has not generated any revenues since inception.

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

Significant estimates include a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses and assumptions and estimates for the valuation for share-based compensation arrangements.

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

The Company follows ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of July 31, 2011, the Company had not recorded any tax benefits from uncertain tax positions.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive.  For the nine months ended July 31, 2011 and 2010, the Company excluded common stock warrants of 2,379,016 and 1,416,667, respectively, since they have anti-dilutive effect on the earnings per share.

Share-Based Payments

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $1,611,909 and net cash used in operations of $1,540,543 for the nine months ended July 31, 2011; and an accumulated deficit of $3,721,696 at July 31, 2011.  In addition, the Company is in the development stage and has not yet generated any revenues.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In response to these factors, management has taken, or plans to take, the following actions:

●	raised $2.6 million for the nine months ended July 31, 2011,

●	seeking additional third party debt and/or equity financing; and

●	continues with the implementation of the business plan, which may include merging with an operating entity.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of May 1, 2010, the Company entered into an employment agreement with Walter Kostiuk. In conjunction with the agreement, Mr. Kostiuk was issued options that consist of the right to purchase 1,000,000 shares of the Company’s common stock.  The right to purchase such stock is nontransferable and vests in equal thirds on each one (1) year anniversary of the grant date over a three (3) year period commencing on the May 1, 2010.  The options shall have a term of ten (10) years and the exercise price of the options is $1.00 per common share.  The options had a fair value of $989,376, of which $164,896 was expensed during the fiscal year ended October 31, 2010 and $247,344 was expensed during the nine months ended July 31, 2011. The remaining unamortized balance of $577,136 will be expensed over the next 21 months.

The Company also expensed $180,000 in wages and $13,500 in automobile expense in connection with Mr. Kostiuk’s employment agreement for the nine months ended July 31, 2011 compared to $180,000 in consulting fees and $0 in automobile expense for the six months ended July 31, 2010.

Under the employment agreement with the Company, Mr. Kostiuk is entitled to compensation of 10% of all funds raised.  The Company incurred offering costs in the amount of $264,168 payable to Mr. Kostiuk for the nine months ended July 31, 2011 and recorded the offering costs as a reduction to additional paid in capital.  As of July 31, 2011, $105,489 of the $264,168 remained unpaid and recorded as accrued expenses – related party.  Total cash payments for offering costs during the nine months ended July 31, 2011 were $198,779 of which $40,100 was for offering costs accrued as of October 31, 2010 and the remaining $158,679 was for offering costs incurred during the nine months ended July 31,2011.  The costs are calculated as commissions for 10% of all funds raised via stock sales for the nine months ended July 31, 2011.

As of May 1, 2011, the Company entered into an employment agreement with Andrea Kostiuk.  In conjunction with the agreement, Ms. Kostiuk was issued options that consist of the right to purchase 250,000 shares of the Company’s common stock.  The right to purchase such stock is nontransferable and vests in equal thirds on each one (1) year anniversary of the grant date over a three (3) year period commencing on the May 1, 2011.  The options shall have a term of ten (10) years and the exercise price of the options is $1.02 per common share.  The options had a fair value of $254,601, of which $21,217 was expensed during the nine months ended July 31, 2011, the remaining unamortized balance of $233,384 will be expensed over the next 33 months.  The option was valued using the Black-Scholes option-pricing model and the following parameters: (1) 3.31% risk-free discount rate, (2) expected volatility of 190.11%, (3) $0 expected dividends, (4) an expected term of 10 years based on term of the option, and (5) a stock price on the measurement date of $1.02.

On June 14, 2011, the Company also issued options that consist of the right to purchase 250,000 shares of the Company’s common stock to Andrea Kostiuk.  The right to purchase such stock is nontransferable and vests in equal thirds on each one (1) year anniversary of the grant date over a sixteen and a half month period commencing on the June 14, 2011.  The options shall have a term of 5.39 years and the exercise price of the options is $0.51 per common share.  The options had a fair value of $242,942, of which $22,086 was expensed during the nine months ended July 31, 2011. The remaining unamortized balance of $220,856 will be expensed over the next fifteen months.  The option was valued using the Black-Scholes option-pricing model and the following parameters: (1) 1.70% risk-free discount rate, (2) expected volatility of 215.68%, (3) $0 expected dividends, (4) an expected term of 5.39 years based on term of the option, and (5) a stock price on the measurement date of $0.98.

NOTE 5 – STOCK OPTION ACTIVITIES

The following is a summary of stock option activities for the nine months ended July 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, October 31, 2010	1,416,668	$0.85
Granted	1,170,681	-
Exercised	-	-
Forfeited	(208,333)	-
Expired	-	-
Outstanding, July 31, 2011	2,379,016	$0.76	7.75	$5,334,866
Exercisable, July 31, 2011	778,447	$0.74	4.91	$1,760,257

The above 1,170,681 options were valued using the Black-Scholes option-pricing model and the following parameters: (1) 0.38% to 3.69% risk-free discount rate, (2) expected volatility of 157.47% to 214.57%, (3) $0 expected dividends, and (4) an expected term of 1 to 10 years for each grant based on the term of the options.

The following is a summary of outstanding stock options at July 31, 2011:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Average Remaining Contracted Life (Years)
41,667	21-Jan-15	3.73	$0.50	0.10
41,667	21-Jan-15	3.73	$0.50	0.10
41,667	21-Jan-15	3.73	$0.50	0.10
41,667	21-Jan-15	3.73	$0.50	0.09
41,667	21-Jan-15	3.73	$0.50	0.09
1,000,000	30-Apr-20	9.00	$1.00	4.21
250,000	01-Nov-16	5.39	0.51	0.57
250,000	01-Nov-16	5.39	$0.51	0.57
250,000	30-Apr-21	10.00	0.51	1.05
420,681	27-Jun-16	5.00	$0.75	0.88
2,379,016

All options issued and outstanding are being amortized over their respective vesting periods.  The unrecognized compensation expense at July 31, 2011 was $720,630.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company recorded amortization of share-based compensation of $437,772 for the nine months ended July 31, 2011 for the options granted during the nine months ended July 31, 2011 and prior to October 31, 2010.

During the nine months ended July 31, 2011, the Company received net proceeds of $2,641,688 from various investors for the sale of 5,283,375 shares of its common stock. In accordance with Mr. Kostiuk’s employment agreement, the Company incurred $264,168 of offering costs due to Mr. Kostiuk for 10% of all funds raised via stock sales from November 1, 2010 through July 31, 2011. The $264,168 was recorded as offering costs and as a reduction to additional paid in capital. As of July 31, 2011, there was a balance due of $105,489 payable to Mr. Kostiuk for commissions earned.

During the nine months ended July 31, 2010, the Company issued 596,667 shares of common stock for $225,000.

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

Subsequent Events

On June 23, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with MB Pringo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Pringo, Inc., a Delaware corporation (“Pringo”), providing for the merger of Pringo with the Company.  Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of the respective parties, Pringo will be merged with and into Merger Sub (the “Merger”), with Pringo surviving the Merger as a wholly owned subsidiary of the Company.

On August 12, 2011, the Company filed a Preliminary Information Statement on Schedule 14C with the Securities and Exchange Commission.  The purpose of the Schedule 14C was to notify the stockholders of the Company that on or about June 22, 2011, the Company received written consents in lieu of a meeting of stockholders from holders of 16,666,684 shares of voting securities representing approximately 63.27% of the 26,625,146 shares of the total issued and outstanding shares of voting stock of the Company to (i) authorize the Company’s Board of Directors to approve the Company entering into the Merger Agreement, and (ii)  amend the Company’s Articles of Incorporation in the State of Nevada to increase the maximum number of shares of stock that Parent shall be authorized to have outstanding at any time to two hundred fifty million (250,000,000) shares of par value $0.001 common stock. The Company expects to file a Definitive Schedule 14C with the SEC with respect to the Merger and share increase, and mail such document to all shareholders in September 2011.

Results of Operation

For the period from inception through July 31, 2011, we had no revenue. Expenses for the period from July 22, 2008 (inception) to July 31, 2011 totaled $3,721,696, resulting in an inception to date loss of $3,721,696.

Three Months Ended July 31, 2011 compared to the Three Months Ended July 31, 2010

General and Administration Expenses

Our total general and administration expenses were $582,230 for the three months ended July 31, 2011 compared to $439,594 for the three months ended July 31, 2010. The $142,636 increase is primarily due to an increase in consulting fees of which $248,549 was amortization of stock options.

Depreciation

Depreciation was $1,121 for the three months ended July 31, 2011 compared to $1,211 for the three months ended July 31, 2010.

Nine Months Ended July 31, 2011 compared to the Nine Months Ended July 31, 2010

General and Administration Expenses

Our total general and administration expenses were $1,608,546 for the nine months ended July 31, 2011 compared to $1,306,641 for the nine months ended July 31, 2010. The $301,905 increase is primarily due to an increase in consulting fees, of which $437,772 was amortization of stock options, partially offset by a decrease in merger costs in the amount of $275,000.

Depreciation

Depreciation was $3,363 for the nine months ended July 31, 2011 compared to $2,526 for the nine months ended July 31, 2010. The increase is due to the amortization of our website and database purchases and the timing of those purchases.

Liquidity and Capital Resources

As of July 31, 2011, we had $966,661 available in cash as compared to $64,295 as of October 31, 2010. The increase in cash is primarily due to the proceeds of $2,641,688 from the sale of common stock during the nine months ended July 31, 2011.

The Company is in the development stage and has not yet generated any revenues and has an accumulated deficit at July 31, 2011 of $3,721,696. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In response to these factors, management has taken, or plans to take, the following actions:

●	Raised $2.6 million for the nine months ended July 31, 2011

●	seek additional third party debt and/or equity financing; and

●	continues with the implementation of the business plan, which may include merging with an operating entity.

The use of proceeds from our unregistered common share sales that occurred for the fiscal years ending October 2009 and 2010 and the nine months ended July 31, 2011 has been used for, and will continue to be used for, offering expenses, professional fees, advertising/marketing, and working capital. We have raised approximately $3.4 million in net proceeds from inception to date from our offerings. We have expended the majority of our capital raised to date for merger costs and consulting fees for company management and product development.

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

Cash flows from operating activities

Cash used in operating activities for the nine months ended July 31, 2011 and 2010 was $1,540,543 and $727,366, respectively. The increase is due to our increased business expenses for general and administrative activities, which resulted in higher losses from operations.

Cash flows from investing activities

Cash used in investing activities for the nine months ended July 31, 2011 and 2010 was $0 and $9,200, respectively. We did not spend money on additional expenditures, such as the website and database, during the nine months ended July 31, 2011.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended July 31, 2011 and 2010 was $2,422,909 and $346,799, respectively. The majority of cash provided by financing for both periods were due to us completing the private placements.

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

Share-Based Payments

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

a) Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”)  and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO, as appropriate to allow timely decisions regarding required disclosure. Our CEO concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures, that as of July 31, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended October 31, 2010.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the current reporting period, the Company consummated a confidential private placement with certain investors for the issuance and sale of 1,000,000 shares of common stock of the Company. As result of the private placement, the Company received cash of $500,000. The proceeds of this offering were used for working capital. The issuance and sale of common stock was an unregistered sale of securities conducted pursuant to Regulation S of the Securities Act of 1933.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None .

ITEM 4.   REMOVED AND RESERVED

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

31.1	Certification of Principal Executive Officer and Principal Financial of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILEBITS HOLDINGS CORPORATION

Date: September 14, 2011	By:	/s/ Walter Kostiuk
Walter Kostiuk
Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)