Form 10-K
period 2011-10-31
MobileBits Holdings Corp
filed 2012-02-14
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

  FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

MobileBits Holdings Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-3033276
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

11835 W. Olympic Boulevard, Suite 855
Los Angeles, California                                                                                                                  90064
(Address of principal executive offices)                                                                                    (Zip Code)
  _______________

(310) 775-8077
 (Registrant’s telephone number, including area code)
_______________

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒     No   ☐

Indicate by check mark  if disclosure of delinquent filers pursuant to Item 405 of  Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained,  to the best of registrant's knowledge, in definitive proxy or information statements incorporated  by  reference  in Part III of this  Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer”   and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the OTCBB was $9,867,672.

The number of shares outstanding of the registrant’s common stock as of February 13, 2012 is 56,589,479 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MobileBits Holdings Corporation
FORM 10-K
For the Fiscal Year Ended October 31, 2010

Cautionary Statement

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements.” Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

As used in this Annual Report, references to “MobileBits,” “Company,” the “Registrant,” “we,” “our” or “us” refer to MobileBits Holdings Corporation, including its subsidiaries, unless the context otherwise indicates.

MobileBits Holdings Corporation is a globally focused technology company publicly traded on the OTC Bulletin Board (MBIT). The Company provides digital content delivery and user management software to organizations that are trying to reach their clients, employees, and vendors via web, smart-phones, and tablet computers. The company generates revenue through recurring licensing of its software, variable one-time services, and shared advertising revenue.

Business Development, Organization and Acquisition Activities

MobileBits Holdings Corporation, formerly Bellmore Corporation (“BC”) was incorporated in the State of Nevada on July 22, 2008.  On January 25, 2010, BC changed its name to MobileBits Holdings Corporation (the “Company” or “MB”).

MobileBits Corporation (“MBC”) was incorporated in Florida on March 2009. The business was founded by Walter Kostiuk, with the intention of delivering a product that deliver a more useful snippets  and answers to consumer questions and increase the mobile experience when accessing web based information through a mobile smartphone or other wireless device.

The Company entered into a Share Exchange Agreement, dated March 12, 2010 (the “ Share Exchange Agreement”) between MB, MBC and the shareholders of MBC (the “MBC Shareholders”) pursuant to which MB acquired MBC, an early stage software development firm targeting its software at the mobile search market.

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

On October 13, 2011, we amended our Articles of Incorporation in the State of Nevada to increase the maximum number of shares of stock that we are authorized to have outstanding at any time to two hundred fifty million (250,000,000) shares of par value $0.001 common stock.

On December 6, 2011, through MB Pringo Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), we completed a merger with Pringo, Inc. a Delaware corporation (“Pringo”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated June 23, 2011 (the “Pringo Merger”). As a result of the Merger, Merger Sub merged with and into Pringo, with Pringo surviving the Merger as our wholly owned subsidiary.

Pursuant to the Merger Agreement, each share of common stock of Pringo issued and outstanding immediately prior to the effective time, was converted into the right to receive a number of shares of our common stock such that immediately after the Merger,  Pringo’s stockholders, and the holders of Pringo’s outstanding options and warrants, owned fifty percent (50%) of our then outstanding shares of common stock on a fully diluted basis (as if all of Pringo’s and Parent’s options and warrants were exercised), and our stockholders, and holders of our outstanding options and warrants, owned fifty percent (50%) of its then outstanding shares of our common stock on a fully diluted basis (as if all of Pringo’s and our options and warrants were exercised).  At the closing of the Pringo Merger on December 6, 2011, Pringo’s stockholders immediately prior to the Pringo Merger were issued 29,453,544 shares of common stock of Parent.

Pringo is a Delaware “C” Corporation headquartered in Los Angeles, California. Established in 2006, Pringo offers software products that combine multi-lingual enterprise-class portals, content management systems, social collaboration features, and user management tools in various open-source packages. Pringo’s clients include Comcast, Susan G Komen for Cure and Square Enix. Pringo distinguishes itself from other products of the same class in the market in four distinct areas: Pringo products are offered in an open-architecture format; available in 23 languages; Pringo products are easily integrated and easily deployed by enterprises; and Pringo offers over 400 customizable features.

Principal Products, Services and Principal Markets

Following the Pringo Merger, the Company became a global technology company focused on providing a premium end-to-end software platform through its flagship software product called Pringo Connect enabling any enterprise to manage its entire digital presence (Mobile and Web) from a single platform.  Through Pringo Connect, MobileBits delivers social, search, rich media, commerce and targeted advertising solutions to any device.

For its retail, QSR and service merchant clients, the Company provides the tools for them to manage their hyper local presence with mobile commerce, social communities, and digital loyalty strategies enabling them to connect with customers who want to hear from them within a growing local network.  The Company’s accompanying analytics allow its clients to track and modify their strategies on a real time basis.

Developing New Business Strategies

Over the next twelve months, we intend to grow our business by generating additional sales revenue from our direct sales team and build a complementary channel sales strategy to engage a larger audience for Pringo Connect product creating additional downstream revenue opportunities for the Company.

MB’s focus is on the digital content delivery and advertising industry. Management will place initial efforts on gaining market share within the industry through the distribution of its Pringo Connect digital platform.  These developments will increase our addressable market as the need to deliver rich media content to the growing wireless device marketplace expands rapidly. Through the Company’s experiences and discussions with numerous enterprises, channel partners, retailers, wireless telecoms, handset manufacturers who focus on consumer product and service sales, the Company made the strategic decision to focus development resources on growing its direct strategic sales force and launching its content delivery platform through digital industry distribution channels to gain increased market share. Management believes the speed and ease of deployment of the mobile and enterprise solutions, along with mobile ad revenue opportunities, will lead to a rapid penetration of the market.

MB also believes that growing its business globally would require additional acquisitions and funding to support a global strategy for its software products.

MB currently anticipates the implementation of its business plan will require additional investment capital. The Company hopes to raise $10 million in equity financing in 2012.  If we are successful in raising the necessary funds we will use those funds to grow our internal sales, marketing and product fulfillment teams to support new customers, to fund product integration development, to provide working capital, strategic acquisitions and for other corporate purposes.

Organization & Subsidiaries

As a result of the Share Exchange Agreement, the Company owns 100% of the outstanding common stock of MobileBits Corporation, a Florida corporation which was formed in March 2009.

As a result of the definitive merger agreement between MB and Pringo Inc. closed on December 6, 2011, the Company owns 100% of the outstanding common stock of Pringo Inc., a Delaware corporation based in Los Angeles.

MobileBits Corporation does not have any other subsidiaries.

Products & Services

MB provides a premium end-to-end software platform enabling any enterprise to manage its entire digital presence from a single platform called Pringo Connect. For its retailer, QSR and service merchant clients, the Company provides the tools for them to manage their hyper local presence with mobile commerce, social communities, and digital loyalty strategies enabling them to connect with customers who want to hear from them within a growing local network.  The Company’s accompanying analytics allow its clients to track and modify their strategies on a real time basis.

MobileBits through it Pringo Connect platform provides tools to create interactive portals that feature advanced online community functionality. Currently MobileBits software platforms are provided in an open-architecture format that enables feature rich extensions to be quickly developed and deployed along with 400 plus existing out of the box features.

MobileBits platforms offer 6 core sections:

1.	Administration
a.	Administer, moderate and manage multiple sites, content and user access from a single console
2.	Content Management System
a.	Enables management, tagging, access and deployment to digital assets and content
3.	Development
a.
Extension architecture provides ability to develop, build and deploy a limitless set of features and functionality that can integrate with existing software and digital assets via API’s, XML and/or SOAP interface capabilities

4.	User Management/ Social Media
a.	The product includes a complete social media suite along with the ability to create and manage a multitude of user access privileges at the administration and front-end user/customer level
5.	Rich Media Delivery
a.	Video and audio can be stored, managed and delivered from the platform
6.	Mobile Delivery
a.	Device agnostic HTML 5 code structure allows for user access from any device

Services

MobileBits offers clients the following services:

1. Hosting Configurations

i) SaaS (Software as a Service)

ii) On-premise deployment

2. Professional Services - customization of design and deployment

3. Support & Maintenance - 24x7 technical support and automatic version updates.

Architecture

The foundation of Pringo Connect is a standard LAMP stack (Linux, Apache, MySQL, and PHP). The LAMP structure is scalable, proven and easily updatable.  The core codebase is propriety, but any installation can be fully customized based on robust set of abstraction layers. A typical instance is entirely deployed on and leverages the latest cloud computing structure.

Product Features

Pringo Connect is a unique product in that it enables clients to customize, manage, deploy and integrate their entire digital presence.  From internal content to user generated content and rich media, every component can be incorporated into the fully scalable, end-to-end solution.

Benefits of Pringo Connect Platform

•	Device agnostic platform, eliminating the need for multiple platforms to deliver the same content to multiple devices.
•	Abstraction layers provide easy ability to integrate external and internal content from almost any data store.
•	No need for “rip and replace”. Pringo Connect can operate with existing software deployments via a rich set of API’s.
•	Users can quickly access relevant information with any device, reducing search and increasing productivity.
•	Control the organizations entire digital presence all from an single intuitive interface.

The Challenges

The explosive growth of social chatter, the mobile market, rapid adoption of smartphones and ever increasing consumer appetite for rich media has forced content providers to reevaluate their entire digital strategy.  Through MobileBits’ research, we have uncovered an overwhelming need of these content providers to be able to deliver a more seamless experience to their users across multiple devices while at the same time minimizing the amount of systems, software deployments and data redundancy on the back-end.

Rising data consumption via mobile and tablet devices have further exacerbated the challenges faced by content producers.  Because the functional purposes and screen sizes of these devices vary significantly from that of PC’s, mobile components of a digital strategy need to be approached and architected differently.

The below graphic illustrates the growing mobile data consumption trend and highlights the rapid adoption of rich media and general content via mobile devices over the next 3 years.

Forcing users to perform multiple clicks on their mobile devices creates barriers to information and impedes the quick and information exchange that mobile users demand. The minimal screen size and limited keypads present on all mobile phones present other unique challenges that are not relevant to content consumption on the PC. Finally, the mobile consumer is inherently mobile, therefore by definition; they seek quick, easily consumable information throughout the day.

To drive revenue, content developers, merchants and product companies are also faced with the task of delivering a relevant call to action at the right time, right place with a targeted message that compels users to take action. A further analysis of the revenue challenge reveals that not only are content providers tasked with creating relevant and timely advertising for textual based content, but also must consider the same dynamics to deliver rich media (video) based advertising and calls to action on mobile devices.

Today's software providers offering mobile applications lack the ability to effectively match a marketer’s ad to the users interests effectively. This highlights the importance of connecting the correct advertisement placement with the user content to help drive interest and “Cost Per Click” (CPC), “Pay Per Click” (PPC) or even "deal revenue”.

In summary, the overarching challenge of today’s content providers is how they can manage and deliver all forms of content (UGC-User Generated Content, internal, textual, video, audio) to multiple devices while creating a seamless and flexible user experience.  In conjunction with that challenge, most need to drive revenue from advertising that creates higher conversion rates by leveraging a user’s personal, time and location data and preferences.  As a final key to an effective digital presence strategy, digital producers need the ability to easily manage and distribute that content from disparate data sources and ensure that their technology solutions are flexible enough to position them for tomorrow’s devices and content offerings.

The Solution

Pringo Connect addresses the challenges facing social and content delivery methodology in the digital industry by solving three main problems:

1.	Delivering multiple, rich feature interactions to web and mobile through one single development and CMS software platform, thereby reducing the time to market of mobile applications.
2.	Accurately match ads to interests, therefore creating the potential for increased user engagement on smartphone's - defining the Who? What? Where? & When? of every digital interaction.
3.
Remove the complexity and internal operational requirements associated with continued investment and resource commitments to maintain multiple vendor relationships and upgrades in order for enterprises to keep their systems and digital presence current.  The Pringo Connect solution enables organizations to “future-proof” their digital strategy streamline technology process by creating a single solution that is consistently and automatically updated.

Revenue Management

Revenue is generated from customers who pay a recurring license revenue for the Pringo Connect software and/or a share of the specific monetization revenue of the mobile or web deployment - subscription, advertisement or product sale.

"Yankee Group’s latest Mobile Money Forecast finds the value of global mobile transactions will grow from $241 billion in 2011 to more than $1 trillion by 2015."

The Company’s software solution Pringo Connect is billed as follows:

1) Recurring license fee, clients generally agree to a multi-year a contract.

2) The Company's professional services are billed based on a agreed upon statement of work (SOW).

3) Hosting and data delivery are recurring fees as are hosting delivery services which are charged on a bandwidth usage scale.

Within the mobile and web digital assets the Company facilitates and connects local and highly targeted advertising and  maximizing CPM, CPC, CPA revenue and Deal values. The Company can deliver advertising contractually and any advertisement revenue is shared with the client on a agreed upon revenue share model.

Market Entry Strategy

MobileBits’ focus is on the digital economy.

“Gartner predicts that by 2013, the #1 way consumers will access the Internet will be through their mobile devices. With the growth of mobile, it's important for marketers to participate in this rapidly-evolving channel.”

MobileBits’ is targeting enterprises and organizations that have the urgent need to easily create, manage and scale their entire social and digital presence with an emphasis on mobile delivery.  Management will focus initial efforts on gaining market share through distribution and revenue share partnerships with enterprises, channel partners, wireless telecom providers and publishers of content or products.  To immediately accelerate sales and business development efforts, the Company will exploit management’s experience in enterprise software, internet, and wireless industries.  Vertical industries of particular focus, based on management relationships and experience include media, sports, publishing, and retail. Market expansion strategy will be by deployment of a direct sales team as well as utilization of channel partners. Management believes the speed and ease of deployment of the MobileBits applications, along with aggressive promotions and marketing will lead to a rapid penetration of the market.

Customers

MobileBits clients are enterprises that desire the delivery of a digital footprint - mobile & web assets. Clients have the flexibility to choose all or a select a number of product features to facilitate their specific digital strategy.

MobileBits existing enterprise clients include Fortune 1000 firms as well as mid-sized and smaller firms operating in a variety of sectors, including media, sports, entertainment, telecom, and QSR/Restaurants & Services Industry.

We have already deployed more than a dozen implementations of Pringo Connect in various forms.  Additionally, the Company is at assorted stages in the sales cycle with a multitude of new enterprises across different vertical markets.

Pricing Strategy & Structure

Pringo Connect License Revenue

Pringo Connect software is priced on an annual license fee over the term of an agreement. The standard license agreement includes a 3-year term.. The software is available as a SaaS or a full enterprise implementation.  MobileBits also generates revenue from accompanying professional services on a per hour basis, this is typically for customization of specific implementations.

Revenue Share

MobileBits generates additional shared, recurring revenue by placing targeted advertisements within the consumer deployment on web or mobile applications. These could also include subscription, commerce and deal type shared revenue opportunities in the future.

Maintenance, Hosting Delivery & Bandwidth Revenue

Annual maintenance & support fee's and hosting services including a bandwidth usage charge on a monthly basis are supplementary sources of revenue

Competition

MobileBits feels it has a unique advantage in the marketplace due to its complete end-to-end technology offering, integrated full social suite and ability to deliver rich media content to any device quickly and easily.

There are numerous enterprise platforms and CMS product companies in the marketplace. As well, there are many products in the marketplace that focus on delivering a specific feature as a component to a complete digital strategy.

The following is an abbreviated list of key digital features and subsequent competitors:

Social Media - Jive, Kick Apps, Ning, and others provide an enterprise social media platform for companies looking to deploy internal and external collaboration services.

Video - Brightcove, Kit Digital and others offer a video solution for companies interested in delivering rich media experience and solutions to any device.

Still, other focus on search, portal & mobile application development platforms.

Management believes there are a very limited set of companies that have integrated and offer all features into a single platform.

For any organization looking to internally manage and build such a technology platform is an intensive and costly undertaking. Examples of these include HBO Go and Starbuck mobile projects. Organizations that have the internal expertise and budgets to build and deploy such technology are rare.  More and more enterprises looking to capitalize on a growing wireless device marketplace are looking for another solution they can leverage to achieve these deployments faster and with smaller budgets.

For larger organizations the option can be a system integration consultant and approach such as Accenture or IBM where they will build and organize the key features to achieve this performance and delivery. For others this is not an option.

This is where MobileBits see's its target market and management believes it can execute its sales & marketing strategy to offer an end-to-end digital and social content delivery platform to gain significant traction in the previously defined verticals and the greater marketplace.

Intellectual Property

All MobileBits software and expertise created by the Company is proprietary, intellectual property.  The company anticipates that certain processes and methodologies  to be patentable. All trademarks rights and copyrights are owned by the MobileBits.

Properties

As of completion of our merger with Pringo, Inc., MobileBits’ principal office will be located at 11835 W Olympic Blvd. Suite 855 Los Angeles, CA 90064.  MB has leased this location for 3 years starting in February of 2010. The rent for this property through February of 2011 was $2,877 per month. The rent was increased to $3,128 per month through February 2012. As of March 2012 rent will increase to $3,378 per month.

We are also maintaining an office in Sarasota, Florida located at 1990 Main Street, Suite 750, Sarasota, FL. The rent through December 31, 2009 was $826 per month plus taxes and services and increased to $1,100 per month for the period January 1, 2010 through December 31, 2010 when the lease expired.  The lease was renewed for an additional three months at $1,175 per month for the period January 1, 2011 through March 31, 2011.  On April 1, 2011, MobileBits expanded their space in Suite 735 and renewed their lease for a twelve month period for $1,192 per month.

Employees and Contract Workers

MobileBits currently has three officers managing the day to day operations related to business, accounting, legal, marketing, technology and IR.  The Company has a staff of 17 full time employees in addition to various contracted firms, supporting legal, IR and product development activities.

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

•
The sales cycle for contemplated distribution partnership to acceleration broad usage which directly affects revenue may be long and the adoption rates are unknown, thus it may take longer for us to achieve meaningful revenue or meet our projections.

THE DEVELOPMENT OF OUR PRODUCTS MAY BE SLOWER THAN PROJECTED.

The development of our new products and services and the implementation of new versions of our current products may take longer than expected. Any delay in product availability affects the company’s revenue forecasts.

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

WE MAY BE UNABLE TO RETAIN KEY MANAGEMENT PERSONNEL.

Our management and employees can terminate their employment at any time, and the loss of the services of one or more of our executive officers or other key employees, including Mr. Abai and Mr. Kostiuk, could have a material adverse impact on our business. We may be unable to locate and secure and retain talented and qualified employees to implement our plan. If we are unable to attract and retain the necessary technical, sales and other personnel on a cost-effective basis, our business operations and financial performance could be adversely affected.

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

WE ARE HIGHLY DEPENDENT ON TECHNOLOGY.

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

OUR ABILITY TO CONTINUE AS A GOING CONCERN IS UNCERTAIN.

As of close of our merger with Pringo, Inc. we will have signed contracts and sources of revenues, but continuing development of our products and rapid expansion will raise substantial doubt about our ability to continue as a going concern until such time as our revenues exceed our operating costs and capital expenditures on a consistent basis.   This going concern uncertainty may make it difficult for us to raise additional debt or equity financing necessary to continue our business operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2. PROPERTIES

MobileBits’ principal office is located at 11835 W. Olympic Boulevard, Suite 855, Los Angeles, California 90064. We leased this location for 3 years starting on February of 2010. The rent for this property through February of 2011 was $2,877 per month. The rent was increased to $3,128 per month through February 2012. As of March 2012 rent will increase to $3,378 per month.

We also have an office at 1990 Main Street, Suite 750, Sarasota, Florida 34236. The rent through December 31, 2009 was $826 per month plus taxes and services and increased to $1,100 per month for the period January 1, 2010 through December 31, 2010 when the lease expired.  The lease was renewed for an additional three months at $1,175 per month for the period January 1, 2011 through March 31, 2011.  On April 1, 2011, MobileBits expanded their space in Suite 735 and renewed their lease for a twelve month period for $1,192 per month.

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

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol MBIT.OB.  There has been minimal trading in our common stock.

Holders

As of October 31, 2011, we had 236 shareholders of our common stock.

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

PLAN OF OPERATION

MobileBits Holdings Corporation, formerly Bellmore Corporation (“BC”) was incorporated in the State of Nevada on July 22, 2008.  On January 25, 2010, BC changed its name to MobileBits Holdings Corporation (“the Company” or “MB”).

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

On October 13, 2011, we amended our Articles of Incorporation in the State of Nevada to increase the maximum number of shares of stock that we are authorized to have outstanding at any time to two hundred fifty million (250,000,000) shares of par value $0.001 common stock.

On December 6, 2011, we, through MB Pringo Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), completed a merger with Pringo, Inc. a Delaware corporation (“Pringo”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated June 23, 2011 (the “Pringo Merger”). As a result of the Merger, Merger Sub merged with and into Pringo, with Pringo surviving the Merger as our wholly owned subsidiary.

Pursuant to the Pringo Merger Agreement, each share of common stock of Pringo issued and outstanding immediately prior to the effective time, was converted into the right to receive a number of shares of our common stock such that immediately after the Pringo Merger,  Pringo’s stockholders, and the holders of Pringo’s outstanding options and warrants, owned fifty percent (50%) of our then outstanding shares of common stock on a fully diluted basis (as if all of Pringo’s and Parent’s options and warrants were exercised), and our stockholders, and holders of our outstanding options and warrants, owned fifty percent (50%) of its then outstanding shares of our common stock on a fully diluted basis (as if all of Pringo’s and our options and warrants were exercised).  At the closing of the Pringo Merger on December 6, 2011, Pringo’s stockholders immediately prior to the Merger were issued 29,453,544 shares of common stock of Parent.

Pringo is a Delaware “C” Corporation headquartered in Los Angeles, California. Established in 2006, Pringo offers software products that combine multi-lingual enterprise-class portals, content management systems, social collaboration features, and user management tools in various open-source packages. Pringo’s clients include Comcast, eHarmony, Scripps, and Square Enix. Pringo distinguishes itself from other products of the same class in the market in four distinct areas: Pringo products are offered in an open-source format; available in 23 languages; Pringo products are easily integrated and easily deployed by enterprises; and Pringo offers over 400 customizable features.

Over the next twelve months, we intend to build our business plan and enter into strategic partnership agreements to develop our technology and increase the number of users that utilize our technology.

RESULTS OF OPERATIONS

Fiscal Year Ended October 31, 2011 Compared to Fiscal Year Ended October 31, 2010

We generated no revenues from our operations for the fiscal years ended October 31, 2011 and 2010.

General and Administrative Expenses

Our total general and administration expenses were $2,529,634 for the fiscal year ended October 31, 2011 compared to $1,590,434 for the fiscal year ended October 31, 2010.  The increase is primarily due to an increase in consulting fees in the amount of $873,309.

Amortization

Amortization was $4,484 for the fiscal year ended October 31, 2011 compared to $3,647 for the fiscal year ended October 31, 2010.  The increase is due to the amortization expense recorded for the website and database we purchased during 2010.

Liquidity and Capital Resources

As of October 31, 2011, we had $1,330,166 available in cash as compared to $64,295 as of October 31, 2010.   The increase in cash is primarily due to our increased sales of common stock to investors.

The Company has not yet generated any revenues and has an accumulated deficit at October 31, 2011 of $4,643,905.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In response to these factors, management has taken the following actions:

●	seeking additional third party debt and/or equity financing; and

●	continue with the implementation of the business plan, which may include merging with another operating entity.

The use of proceeds from our unregistered common share sales that occurred for the fiscal years ending October 31, 2011 and 2010 were used for offering expenses, professional fees, advertising/marketing, and working capital. We raised approximately $3.8 million from our offerings. We have expended the majority of our capital raised to date for merger costs and consulting fees for company management and product development.

We are currently seeking funding for our plan of operations. We intend to raise up to $10,000,000 in order to continue our marketing plan, build a customer base and generate revenue.  To achieve our goals, a large portion of the funds raised will be invested in advertising, marketing, and travel expenses. Our success is contingent upon having enough capital to build enough customers to support the business. We expect to raise additional funds within the next 6-8 months. A private placement is the most likely scenario for the Company to achieve success in raising additional funds for its operations.

Cash used in operating activities

Cash used in operating activities for the years ended October 31, 2011 and 2010 was $2,075,638 and $943,229, respectively. The increase is due to our increased business activity, which resulted in higher losses from operations.

Cash used in investing activities

Cash used in investing activities for the years ended October 31, 2011 and 2010 was $0 and $9,200, respectively. Both years were due to investments in our website and database.

Cash flow from financing activities

Cash provided by financing activities for the years ended October 31, 2011 and 2010 was $3,341,509 and $618,400, respectively. The majority of cash provided by financing for both years were due to our private placements of common stock for cash.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MobileBits Holdings Corporation
Consolidated Financial Statements
As of and for the Years Ended October 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MobileBits Holdings Corporation
Los Angeles, California

We have audited the accompanying consolidated balance sheets of MobileBits Holdings Corporation (the “Company”) as of October 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
February 13, 2012

MobileBits Holdings Corporation
Consolidated Balance Sheets

	October 31, 2011	October 31, 2010

ASSETS

Current assets:
Cash	$1,330,166	$64,295
Prepaid expenses	44,455	1,100

Total current assets	1,374,621	65,395

Website, net of accumulated amortization of $8,405 and $3,921, respectively	10,674	15,158

TOTAL ASSETS	$1,385,295	$80,553

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$70,749	$321,097
Accounts payable and accrued expenses - related parties	197,881	189,066
Stock payable	-	171,000

Total current liabilities	268,630	681,163

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
29,051,616 and 21,559,041 shares issued and outstanding	29,052	21,559
Additional paid in capital	5,731,518	1,487,618
Accumulated deficit	(4,643,905)	(2,109,787)

Total stockholders' equity (deficit)	1,116,665	(600,610)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,385,295	$80,553

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Operations

	For the Year Ended October 31,
	2011	2010

Revenues	$-	$-

Operating expenses:
General and administrative	2,529,634	1,590,434
Amortization expense	4,484	3,647
Total operating expenses	2,534,118	1,594,081

Net loss	$(2,534,118)	$(1,594,081)

Net loss per common share - basic and diluted	$(0.10)	$(0.06)

Weighted average number of common shares outstanding during the period - basic and diluted	25,983,364	26,173,619

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Two Years Ended October 31, 2011

			Additional		Total Stockholders'
	Common Stock		Paid In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balances - October 31, 2009	34,437,377	$34,437	$670,526	$(515,706)	$189,257
Debt forgiveness to related party	-	-	43,777	-	43,777
Cancellation of common stock	(14,000,000)	(14,000)	14,000	-	-
Proceeds from the issuance of common stock ($0.36/share)	555,000	555	199,445	-	200,000
Proceeds from the issuance of common stock ($0.60/share)	41,664	42	24,958	-	25,000
Proceeds from the issuance of common stock ($0.50/share)	525,000	525	261,975	-	262,500
Offering costs for stock issuances	-	-	(40,100)	-	(40,100)
Amortization of fair value of stock options	-	-	313,037	-	313,037
Net loss	-	-	-	(1,594,081)	(1,594,081)
Balances - October 31, 2010	21,559,041	21,559	1,487,618	(2,109,787)	(600,610)
Proceeds from the issuance of common stock ($0.50/share)	7,492,575	7,493	3,738,795	-	3,746,288
Offering costs for stock issuances			(357,528)	-	(357,528)
Amortization of fair value of stock options	-	-	862,633	-	862,633
Net loss	-	-	-	(2,534,118)	(2,534,118)
Balances - October 31, 2011	29,051,616	$29,052	$5,731,518	$(4,643,905)	$1,116,665

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Cash Flows

	For the Year Ended October 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,534,118)	$(1,594,081)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share-based compensation	862,633	313,037
Amortization expense	4,484	3,647
Changes in operating assets and liabilities:
Prepaid expenses	(43,355)	26,400
Accounts payable and accrued liabilities	(179,348)	195,359
Accounts payable and accrued liabilities - related parties	(185,934)	112,409
Net cash used in operating activities	(2,075,638)	(943,229)

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed asset purchases	-	(9,200)
Net cash used in investing activities	-	(9,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,575,288	658,500
Commissions paid on common stock sales – related party	(233,779)	(40,100)
Net cash provided by financing activities	3,341,509	618,400

Net increase (decrease) in cash	1,265,871	(334,029)
Cash at beginning of period	64,295	398,324
Cash at end of period	$1,330,166	$64,295

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash paid during year for :
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND
FINANCING ACTIVITIES:

Common shares issued for stock payable	$171,000	$-
Cancellation of shares	$-	$14,000
Shares issued for accounts payable - related party	$163,849	$-
Debt forgiveness - related party	$-	$43,777

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND HISTORY

MobileBits Holdings Corporation, formerly Bellmore Corporation (“BC”) was incorporated in the State of Nevada on July 22, 2008.  On January 25, 2010, BC changed its name to MobileBits Holdings Corporation (the “Company” or “MB”).

MobileBits Corporation (“MBC”) was incorporated in Florida in March 2009. The business was founded by Walter Kostiuk, with the intention of delivering a mobile answer engine to provide relevant answers and mobile advertising to mobile smart-phone and cell phone user’s queries.

The Company entered into a Share Exchange Agreement, dated March 12, 2010 between MB, MBC and the shareholders of MBC (the “MBC Shareholders”) pursuant to which MB acquired MBC, an early stage software development firm targeting its software at the mobile search market. Walter Kostiuk owned a majority interest in both MB and MBC.  The transaction closed on March 12, 2010 and MB acquired 100% of the outstanding shares of common stock of MBC (the “MBC Stock”) from the MBC shareholders. In exchange for the MBC common stock and $275,000, MB issued 18,752,377 shares of common stock to the MBC shareholders, which represented approximately 87.9% of MB’s issued and outstanding common stock. Concurrently, pursuant to the terms of the Share Exchange Agreement, Walter Kostiuk, the principal shareholder of the Company, cancelled a total of 14,000,000 shares of common stock.  Upon closing, MBC became a 100% wholly-owned subsidiary of the Company.  The $275,000 was recorded as merger costs as a component of general and administrative expense.  Since the merger was between entities under common control, the merger was accounted for similar to a pooling of interests whereby the assets and liabilities of MBC were recorded at historical cost.

On March 16, 2010, concurrently with the merger, our board of directors authorized a 7-for-1 forward split of our common stock, par value $0.001 per share, in the form of a stock dividend which was paid on the same date, to holders of record on that date.  All share and per share numbers have been adjusted to give effect to the stock split unless otherwise stated.

On December 6, 2011, the Company completed a merger with Pringo, Inc. (“Pringo”), a Delaware corporation with headquarters located in Los Angeles, California., through MB Pringo Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated June 23, 2011 (the “Merger”). As a result of the Merger, Merger Sub merged with and into Pringo, with Pringo surviving the Merger as a wholly owned subsidiary of the Company. See Note 10.

In connection with the Pringo Merger, the Company ceased to be a development stage company and changed the focus of the business. The Company now provides software tools that combine enterprise-class multilingual portals, Content Delivery System, user management, and social collaboration features in one open-source package. Currently on Version 4 of its platform, the Company’s Pringo products allow for development, deployment, and management of multiple websites from an easy-to-use administration console.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

A significant estimate in 2011 and 2010 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses. The Company also makes significant assumptions and estimates for the valuation for share-based compensation arrangements.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

We consider short term, highly liquid investments that have an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances in one financial institution.  The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”).   At October 31, 2011, the Company had a cash balance of $1,330,166, all of which was insured.

Website and Database

Website development and the purchase of database information tools are recorded at cost and amortized on the straight-line method over their estimated useful lives.  Expenditures for normal maintenance are charged to expense as incurred.

Fair Value of Financial Instruments

The Company measures fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

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

The Company has adopted ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of October 31, 2011, the Company had not recorded any tax benefits from uncertain tax positions.

Share-Based Payments

The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the last quoted market price of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. As of October 31, 2011 and 2010, there were 3,404,015 units and 1,416,667 units of stock options outstanding, respectively.

Subsequent Events

The Company has evaluated all transactions occurring between the end of its fiscal year, October 31, 2011, through the date of issuance of the consolidated financial statements for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations. The Company has a net loss of $2,534,118 and net cash used in operations of $2,075,638 for the year ended October 31, 2011; and an accumulated deficit of $4,643,905 at October 31, 2011.  In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to these factors, the management intends to take on the following actions:

•	seeking additional funding from public offerings,
•	seeking additional funding from third party debt financings; and
•	continuing with the implementation of the business plan, which may include merging or acquiring with an operating entity.

NOTE 4 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment the Company had at October 31, 2011 and 2010:

	Estimated
	Useful	October 31,
	Life	2011	2010
Website and database	3	$19,079	$19,079
Less: accumulated amortization		(8,405)	(3,921)
		$10,674	$15,158

For the years ended October 31, 2011 and 2010, the Company recognized amortization expense of $4,484 and $3,647, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

As of May 1, 2010, the Company converted the contractor agreement with Kostiuk to an employment agreement. Under the new agreement, the agreement commenced on May 1, 2010 and continues through April 30, 2015; provided, however, that beginning on March 1, 2015 and on each March 1 of every term (each a “5 Year Renewal Date”) thereafter, a (five) 5 year term of this agreement shall automatically be extended for one additional (five) 5 year term, unless either party gives the other written notice of non-renewal at least ninety (90) days prior to any such renewal date. Kostiuk will have an annual base salary of $240,000, in the event the net profits are less than $375,000; $340,000 in the event the net profits are less than $750,000 and more than $375,000 per quarter; $450,000 in the event the net profits are less than $1,200,000 and more than $750,000 per quarter; $650,000 in the event the net profits are less than $2,500,000 and more than $1,200,000 per quarter; and $700,000 plus eight (8%) of the annual net profits, from all sources, before depreciation, amortization and taxes greater than $10,000,000 to be paid within thirty days of receipt of the audited financial statements. The Company has expensed $240,000 in wages and $18,000 in automobile expense in connection with Mr. Kostiuk’s employment agreement for the year ended October 31, 2011 compared to $240,000 in consulting fees and $0 in automobile expense for the year ended October 31, 2010.

Mr. Kostiuk also participates in the Company’s bonus and other incentive compensation plans and programs, Milestone and Achievement Compensation Plans, receive an automobile allowance in the amount of $1,500 per month and was issued stock options, effective as of May 1, 2010, that consist of the right to purchase 1,000,000 shares of the Employer’s common stock. The right to purchase such stock is nontransferable and shall vest in equal thirds on each one (1) year anniversary of the grant date over a three (3) year period commencing on the May 1, 2010. The options shall have a term of ten (10) years and the exercise price of the options is $1.00 per common share. The options had a fair value of $989,376, of which $164,896 was expensed during the fiscal year ended October 31, 2010 and $329,792 was expensed during the year ended October 31, 2011. The remaining unamortized balance of $494,688 will be expensed over the next 18 months.

Under the employment agreement with the Company, Mr. Kostiuk is entitled to compensation of 10% of all funds raised. The Company incurred offering costs in the amount of $357,528 payable to Mr. Kostiuk for the year ended October 31, 2011 and recorded the offering costs as a reduction to additional paid in capital. As of October 31, 2011, $163,849 of the $357,528 remained unpaid and recorded as accrued expenses – related party. Total cash payments for offering costs during the year ended October 31, 2011 were $233,779 of which $40,100 was for offering costs accrued as of October 31, 2010 and the remaining $193,679 was for offering costs incurred during the year ended October 31, 2011. The costs are calculated as commissions for 10% of all funds raised via stock sales for the year ended October 31, 2011.

As of October 31, 2011 and 2010, the Company had amounts payable to Mr. Kostiuk of $192,881 and $189,066 (which includes an advance in the amount of $2,000), respectively.

On April 1, 2009, the Company entered into a marketing and consulting agreement with Andrea Kostiuk (“Ms. Kostiuk”).  The agreement is renewable annually and was renewed on April 1, 2010.  Under the terms of the agreement, Ms. Kostiuk will be paid $7,000 per month and is entitled to receive an annual bonus of $36,000 for meeting corporate objectives as determined by the Company.

As of May 1, 2011, the Company converted its consulting agreement with Ms. Kostiuk to an employment agreement. In conjunction with the agreement, Ms. Kostiuk was issued options that consist of the right to purchase 250,000 shares of the Company’s common stock. The right to purchase such stock is nontransferable and vests in equal thirds on each one (1) year anniversary of the grant date over a three (3) year period commencing on the May 1, 2011. The options shall have a term of ten (10) years and the exercise price of the options is $0.51 per common share. The options had a fair value of $254,601, of which $42,434 was expensed during the year ended October 31, 2011, the remaining unamortized balance of $212,167 will be expensed over the next 30 months. The option was valued using the Black-Scholes option-pricing model and the following parameters: (1) 3.31% risk-free discount rate, (2) expected volatility of 190.11%, (3) $0 expected dividends, (4) an expected term of 10 years based on term of the option, and (5) a stock price on the measurement date of $1.02.

On June 14, 2011, the Company issued options that consist of the right to purchase 250,000 shares of the Company’s common stock to Ms. Kostiuk for her services to the Company.  The right to purchase such stock is nontransferable and vests in equal thirds on each one (1) year anniversary of the grant date over a sixteen and a half month period commencing on the June 14, 2011.  The options shall have a term of 5.39 years and the exercise price of the options is $0.51 per common share.  The options had a fair value of $242,942, of which $66,257 was expensed during the year ended October 31, 2011. The remaining unamortized balance of $176,685 will be expensed over the next twelve months.  The option was valued using the Black-Scholes option-pricing model and the following parameters: (1) 1.70% risk-free discount rate, (2) expected volatility of 215.68%, (3) $0 expected dividends, (4) an expected term of 5.39 years based on term of the option, and (5) a stock price on the measurement date of $0.98.

As of October 31, 2011 and 2010, the Company had a payable in the amount of $5,000 and $0, respectively, due to Ms. Kostiuk.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

As the result of the Pringo Merger, the Company moved its principal office to 11835 W. Olympic Boulevard, Suite 855 Los Angeles, California. The rent for this location is $3,128 per month through February 2012. After March 2012, the rent will increase to $3,378 per month.

The Company is also maintaining an office in Sarasota, Florida located at 1990 Main Street, Suite 750.

The rent through December 31, 2009 was $826 per month plus taxes and services and increased to $1,100 per month for the period January 1, 2010 through December 31, 2010 when the lease expired. The lease was renewed for an additional three months at $1,175 per month for the period January 1, 2011 through March 31, 2011.  On April 1, 2011, the Company expanded its space and renewed its lease for a twelve month period for $1,192 per month.

NOTE 7 – INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes are as follows:

	October 31, 2011	October 31, 2010
Computed at U.S. and State Statutory Rates (34%)	$(447,855)	$(540,297)
Permanent differences	295,045	883
Changes in valuation allowance	152,810	539,414
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	October 31, 2011	October 31, 2010

Deferred tax assets	$886,952	$714,142
Less: valuation allowance	(886,952)	(714,142)
Net deferred tax assets	$-	$-

At October 31, 2011, the Company had a net operating loss carry-forwards for federal and state income tax purposes of approximately $2,549,859 which will begin to expire, if unused, beginning in 2029. The valuation allowance increased approximately $152,810 and $539,414 for the years ended October 31, 2011 and 2010, respectively.

The above estimates are based upon management's decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

On March 12, 2010, 14,000,000 shares of common stock were cancelled in connection with the Share Exchange Agreement mentioned in Note 1.

During the period from November 1, 2009 through October 31, 2010, in a series of closings, the Company issued 1,121,664 shares of common stock for $487,500.

As of October 31, 2010, Mr. Kostiuk was due $40,100 for 10% of all funds raised via stock sales from May 1, 2010 through October 31, 2010.  The $40,100 is recorded as offering costs as a reduction to additional paid in capital.

The Company recorded option expense of $313,037 for the options granted during the year ended October 31, 2010.

During the year ended October 31, 2011, the Company received net proceeds of $3,575,288 from various investors for the sale of 7,150,575 shares of its common stock. The Company issued 342,000 shares of common stock from stock payable valued at $171,000 for funds that were received in the year ended October 31, 2010.  In accordance with Mr. Kostiuk’s employment agreement, the Company incurred $357,528 of offering costs due to Mr. Kostiuk for 10% of all funds raised via stock sales from November 1, 2010 through October 31, 2011. The $357,528 was recorded as offering costs and as a reduction to additional paid in capital. As of October 31, 2011, there was a balance due of $163,849 payable to Mr. Kostiuk for commissions earned.

The Company recorded option expense of $862,633 for the options granted during the year ended October 31, 2011.

NOTE 9 – STOCK OPTION ACTIVITY

From time to time, the Company issues options to its employees for their services.

The options granted in the fiscal year ended October 31, 2010 were valued using the Black-Scholes option-pricing model and the following parameters: (1) 0.38% to 3.69% risk-free discount rate, (2) expected volatility of 157.47% to 214.57%, (3) $0 expected dividends, and (4) an expected term of 1 to 10 years for each grant based on term of option.

The options granted in the fiscal year ended October 31, 2011 were valued using the Black-Scholes option-pricing model and the following parameters: (1) 1.40% to 3.31% risk-free discount rate, (2) expected volatility of 190.11% to 215.68%, (3) $0 expected dividends, and (4) an expected term of 5 to 10 years for each grant based on term of option.

The following is a summary of stock option activity for the years ended October 31, 2011 and 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, October 31, 2009	125,000	$0.50	$4.23	-
Granted	1,354,167	0.87	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(62,500)	0.50	-	-
Outstanding, October 31, 2010	1,416,667	0.85	8.21	1,979,167
Granted	2,195,681	1.71	-	-
Exercised	-	-	-	-
Forfeited	(208,333)	0.50	-	-
Expired	-	-	-	-
Outstanding, October 31, 2011	3,404,015	$1.43	$6.75	$8,751,380

The following is a summary of outstanding stock options at October 31, 2011:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Average Remaining Contracted Life (Years)
41,667	21-Jan-15	3.23	$0.50	0.04
41,667	21-Jan-15	3.23	$0.50	0.04
41,667	21-Jan-15	3.23	$0.50	0.04
41,667	21-Jan-15	3.23	$0.50	0.04
41,667	21-Jan-15	3.23	$0.50	0.04
1,000,000	30-Apr-20	8.50	$1.00	2.50
250,000	1-Nov-16	5.01	$0.51	0.37
250,000	30-Apr-21	9.50	$0.51	0.70
250,000	1-Nov-16	5.01	$0.51	0.37
1,000,000	15-Aug-18	6.79	$3.00	2.00
25,000	5-Sep-18	6.85	$2.50	0.05
420,680	27-Jun-16	4.66	$0.75	0.56
3,404,015				6.75

The fair value of all options issued and outstanding is being amortized over their respective vesting periods.  The unrecognized option expense at October 31, 2011 and 2010 was $4,235,866 and $909,853, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Issuance of Common Stock:

During the period from November 1, 2011 to January 31, 2012, the Company sold 474,000 shares of common stock for total cash proceeds of $237,000.

Issuance of Stock Options:

In December 2011, the Company issued 1,025,000 units of stock options to two new employees. These options have an exercise price of $0.51 per share and they have a contractual life of 7 years.

Merger with Pringo, Inc:

On December 6, 2011, the Company through MB Pringo Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), completed a merger with Pringo, Inc. a Delaware corporation (“Pringo”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated June 23, 2011 (the “Merger”). As a result of the Merger, Merger Sub merged with and into Pringo, with Pringo surviving the Merger as a wholly owned subsidiary of the Company.

Pursuant to the Merger Agreement, each share of common stock of Pringo issued and outstanding immediately prior to the effective time, was converted into the right to receive a number of shares of common stock of the Company such that immediately after the Merger,  Pringo’s stockholders, and the holders of Pringo’s outstanding options and warrants, own fifty percent (50%) of the Company's then outstanding shares of common stock on a fully diluted basis (as if all of Pringo’s and the Company’s options and warrants were exercised), and the Company’s stockholders, and holders of the Company’s outstanding options and warrants, own fifty percent (50%) of its then outstanding shares of the Company's common stock on a fully diluted basis (as if all of Pringo’s and the Company’s options and warrants were exercised). These shares were valued at their grant date value of $14,726,772.At the closing of the Merger, Pringo’s stockholders immediately prior to the Merger were issued 29,453,544 shares of common stock of the Company.
All shares of Pringo common stock outstanding immediately prior to the Merger are no longer outstanding and were automatically cancelled and retired, and each certificate previously representing any such shares now represents the right to receive a certificate representing the shares of the Company common stock into which such Pringo common stock was converted into the Merger.  All the issued and outstanding options to purchase common stock of Pringo prior to the Merger were vested and converted into options to purchase the Company’s common stock.

Pringo is a Delaware “C” Corporation headquartered in Los Angeles, California. Established in 2006, Pringo offers software products that combine multi-lingual enterprise-class portals, content management systems, social collaboration features, and user management tools in various open-source packages. Pringo’s clients include Comcast, eHarmony, Scripps, and Square Enix. Pringo distinguishes itself from other products of the same class in the market in four distinct areas: Pringo products are offered in an open-source format; available in 23 languages; Pringo products are easily integrated and easily deployed by enterprises; and Pringo offers over 400 customizable features.

Under the acquisition method of accounting, the total estimated purchase price is allocated to Pringo’s tangible and intangible assets and liabilities based on their estimated fair values at the date of the completion of the acquisition (December 6, 2011).

The following table summarizes the preliminary allocation of the purchase price:

Current assets	$205,000
Property, plant and equipment	26,000
Intangible assets	3,780,000
Current liabilities	(632,000)
Long-term liabilities	(191,000)
Goodwill	11,539,000
Purchase price	$14,727,000

Assets acquired and liabilities assumed are recognized based on an estimate of their fair value as of the acquisition date. The estimated fair values were determined based on management’s best estimates at the time of this filing. Estimates and assumptions are subject to change upon the receipt of management’s review of the final amounts and final tax returns. Any deferred taxes or deferred tax liabilities will be recognized upon the completion of these valuations, if applicable. This final evaluation of net assets acquired is expected to be completed as soon as a final accounting is performed but no later than one year from the acquisition date. Any future changes in the value of the net assets acquired will be offset by a corresponding change in goodwill.

Goodwill and intangible assets:

The purchase price and costs associated with the acquisition exceeded the net assets acquired by $15,319,000 on December 6, 2011, of which $3,780,000 was allocated to acquired technology and other intangible assets such as customer relationships and the remaining $11,539,000 was assigned to goodwill.

The unaudited pro forma information of the Company set forth below gives effect to the acquisition of Pringo as if it had been consummated as of the beginning of the applicable period. The unaudited pro forma information has been derived from the historical Consolidated Financial Statements of the Company and of Pringo. The unaudited pro forma information is for illustrative purposes only. You should not rely on the unaudited pro forma financial information as being indicative of the historical results that would have been achieved had the acquisition occurred in the past or the future financial results that the Company will achieve after the acquisition.

MobileBits Holdings Corporation and Pringo, Inc.
Pro forma Consolidated Balance Sheet
(Unaudited)

	MobileBits Holdings Corporation October 31, 2011	Pringo, Inc. September 30, 2011	Pro forma Adjustments		Pro forma Combined
ASSETS

Current assets:
Cash	$1,330,166	$9,372	$-		$1,339,538
Investments in trading securities	-	222	-		222
Accounts receivable, net of allowance for doubtful accounts	-	154,032	-		154,032
Accounts receivables - related party	-	131,060	-		131,060
Prepaid expenses and other current assets	44,455	6,727	-		51,182
Total current assets	1,374,621	301,413	-		1,676,034

Property and equipment, net	-	9,505	-		9,505
Software development costs, net of accumulated amortization	-	237,484	-		237,484
Intangible assets, net of accumulated amortization	10,674	-	3,780,000	(3)	3,790,674
Goodwill	-	-	11,539,000	(3)	11,539,000

Total assets	$1,385,295	$548,402	$15,319,000		$17,252,697

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$70,749	$341,984	$-		$412,733
Accounts payable and accrued expenses - related party	197,881	288,550	-		486,431
Short-term debt - related party, net of debt discount	-	191,000	-		191,000
Stock payable	-	-	-		-
Deferred income	-	9,153	-		9,153
Total current liabilities	268,630	830,687	-		1,099,317

COMMITMENTS AND CONTINGENCIES	-	-	-		-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding
Common stock, $0.001 par value, 100,000,000 shares authorized;
55,506,000 shares issued and outstanding	29,052	23	(23)	(1)	55,506
			29,454	(3)
			(3,000)	(4)
Additional paid-in capital	5,731,518	2,016,985	23	(1)	20,741,779
			(2,254,515)	(2)
			(44,778)	(2)
			15,289,546	(3)
			3,000	(4)
Accumulated deficit	(4,643,905)	(2,254,515)	2,254,515	(2)	(4,643,905)
Accumulated other comprehensive loss	-	(44,778)	44,778	(2)	-

Total stockholders' equity (deficit)	1,116,665	(282,285)	15,319,000		16,153,380

Total liabilities and stockholders' equity (deficit)	$1,385,295	$548,402	$15,319,000		$17,252,697

(1) To retire Pringo's common stock.
(2) To eliminate the accumulated deficit of Pringo.
(3) To record issuance of 29,453,544 shares of common stock valued at $0.50 per share to Pringo, Inc. shareholders.
- Due to volume and recent sales of stock in large volumes at $0.50 per share, $0.50 per share was used to value the shares issued upon the merger.
- The excess of cost over the fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill.
The amounts allocated to acquired technology and other intangible assets represent our estimates of their fair values at the acquisition date.
(4) The former CEO of MobileBits, Walter Kostiuk, returned 3,000,000 shares after the issuance of 29,453,544 shares issued to Pringo, Inc. shareholders.

MobileBits Holdings Corporation and Pringo, Inc.
Pro forma Statements of Operations
(Unaudited)

	MobileBits Holdings Corporation For the year ended October 31, 2011	Pringo, Inc. For the twelve months ended September 30, 2011	Pro forma Adjustments		Pro forma Combined

Revenues	$-	$895,538	$-		$895,538
Cost of revenues	-	335,827	-		335,827
Gross profit	-	559,711	-		559,711

Operating expenses:
Selling, general and administrative	2,529,634	575,520	-		3,105,154
Depreciation and amortization	4,484	164,121	94,000	(2)	262,605
Total operating expenses	2,534,118	739,641	94,000		3,367,759

Loss from operations	(2,534,118)	(179,930)	(94,000)		(2,808,048)

Other income (expense), net:
Interest expense	-	(37,388)	-		(37,388)
Total other expense, net	-	(37,388)	-		(37,388)

Net loss	$(2,534,118)	$(217,318)	$(94,000)		$(2,845,436)

Net loss per common share - basic and diluted	$(0.10)				$(0.05)

Weighted average number of common shares outstanding
during the period - basic and diluted	25,983,364		26,453,544	(1)	52,436,908

(1) To record as if the 3,000,000 shares returned by the former CEO of MobileBits, Walter Kostiuk, and the issuance of 29,453,544 shares issued to Pringo shareholders occurred at the beginning of the year.

(2) To record amortization of intangibles.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer  and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer  and principal financial officer , as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our chief executive officer and chief financial officer have determined and concluded that, as of October 31, 2011, the Company’s internal control over financial reporting was not effective.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include lack of segregation of duties, lack of adequate documentation of our system of internal control, limited capability to interpret and apply accounting principles generally accepted in the United States.

To address these weaknesses, management is currently looking to hire a full time employee who is familiar with the Public Company reporting rules and is intended to establish an Audit Committee. Until we find qualified personnel and establish an Audit Committee, our chief executive and our chief financial officers will keep performing these functions, as appropriate to allow timely decisions regarding financial disclosure.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal control over financial reporting.

There were no changes that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

Name	Age	Position	Director Since
Majid Abai	47	Chief Executive Officer, Director	December 2011
Walter Kostiuk	45	President, Chief Strategy Officer, Chief Financial Officer, Director (Chairman)	March 2009
Matthew Mountain	38	Director	December 2011
Ian Lambert	66	Director	December 2011

Majid Abai

Majid Abai has been our Chief Executive Officer and Director since December 2011.  From January 2008 to December 2011, Mr. Abai was the Chief Executive Officer of Pringo, Inc., where he was instrumental in expansion of the company’s product line, revenues and client base. From August 2007 to December 2007, Mr. Abai was the Chief Executive officer of The Abai Group, a management and technical consulting firm in Los Angeles, CA.  From November 1995 to August 2006, Mr. Abai was the founder and Chief Executive Officer of Seena Technologies Corporation, an organization focused on Data and Knowledge Management and Enterprise Architecture.

Qualifications: For the past two decades, Mr. Abai has founded, led, merged and spearheaded structural reform to enhance the profitability and competiveness of technology-based organizations which have catered to Fortune 2000 organizations, small to Medium-sized enterprises, and government offices. Prior to taking the lead role at MobileBits, Majid was the CEO of Pringo Inc.

Majid’s technical background in the areas of business intelligence, social media & knowledge management resulted in coauthoring Data Strategy, a book designed to help streamline the management of information within organizations. Mr. Abai was an adjunct professor of Computer Science at UCLA for 9 years and is a frequent contributor to various online publications as well as speaker at conferences globally regarding technology, social media, and mobile applications.

Walter Kostiuk

Mr. Kostiuk has been our President, Chief Strategy Officer, Chief Financial Officer, and Chairman of the Board of Director since December 2011.  From January 2010 to November 2011, Mr. Kostiuk served as our Chief Executive Officer and sole Director. From March 2009 to January 2010, Mr. Kostiuk served as Chief Executive Officer and sole Director of MobileBits Corporation, our wholly-owned subsidiary.  From 2007 to 2008, Mr. Kostiuk held an executive leadership role at Expert System SpA, where he was directly responsible for the mobile enterprise search strategy and business.  From 2005 to 2007, Mr. Kostiuk was the Vice President of Global Business Development at AskMeNow, an provider of a human-based mobile question & answer search solution, From 1999 to 2005 Mr. Kostiuk held an senior leadership position at Research In Motion, makers of the BlackBerry smartphones.

Qualifications: Mr. Kostiuk brings 17 years of experience in the wireless, web and mobile applications industries; participating in both high growth and early-stage technology companies. He has founded both venture capital & investment banker backed companies as well as participated in very high growth mobile technology companies.

Ian Lambert

Mr. Lambert has been our director since December 2011.  Mr. Lambert's broad exposure to a wide range of business activities includes experience in oil & gas development, marketing, manufacturing, data processing operations and software development, and precious metals and mineral exploration and development. His current positions include: President/Director, Trade Winds Ventures Inc., (mineral exploration) April 1990 to present; Director, North Sea Energy Inc., (oil and gas production), Sept. 2007 to present; Director, Sunorca Development Corp. (energy, oil & gas projects) December, 2000 to present; Director, Strategic Mining Corp., (mineral exploration) March 2010 to present; Advisory Board, MobileBits Corp. (wireless mobile technology) November, 2009 to present. Prior to becoming an Officer and Director of public companies, he served several years each as Manager, Systems Consulting for Deloitte Haskins & Sells Associates, Manager Systems Development for Cominco Ltd. and MacMillan Bloedel Ltd., and Systems Analyst, Mobil Oil Canada.

Qualifications:  Mr. Lambert has over forty years of experience in the management and financing of public companies and over twenty one years with Trade Winds Ventures Inc. (TWD).  He holds a Bachelor of Commerce degree in quantitative analysis and computer science from the University of Saskatchewan. His strengths are in the areas of corporate structuring and strategic planning, regulatory compliance with both the SEC and Canadian regulatory authorities, public financing arrangements and investor and institutional marketing activities. He recently led a transaction to sell Trade Winds Ventures to Detour Gold Corporation, valued at $84 million.  Trade Winds Ventures is a TSX Venture Top 50 Company.  He is an active Director and Chair of the Audit Committee for North Sea Energy Inc. (NUK), a publicly traded North Sea oil producer.

Matthew Mountain

Dr. Matthew Mountain has been a member of the board since December 2011. Dr. Mountain is a graduate of the National University of Health Sciences where he received a B.S. degree in Human Biology and a Doctor of Chiropractic. Since 2001, Dr. Mountain served as owner, operator and Clinical Director of Mountain Medical Center in Florida.  Mountain Medical Center specializes in vascular surgery, diagnostic imaging, interventional pain management and gastroenterology.

Qualifications:  Dr. Mountain founded and leads an early incubator fund organized with a mandate to enable Florida technology companies with seed funding to grow their business. His investment group provided seed funding for MobileBits in 2009.

Code of Ethics

The Company has not yet adopted a Code of Ethics. The Company plans to install a Code of Ethics in 2012.

Audit Committee Financial Expert

The Board of Directors has not established an audit committee and does not have an audit committee financial expert.  The Board, however, is in the process of establishing an audit committee and nominating director(s) with financial and audit committee expertise to oversee this committee.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as “reporting persons”), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other MobileBits equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended October 31, 2011, the Form 3, Initial Statement of Beneficial Ownership of Securities, for Walter Kostiuk was filed late, otherwise all reporting persons have complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended October 31, 2011, and 2010 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLES
	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)

Walter Kostiuk*	2011	$240,000	$233,779	-0-
Walter Kostiuk*	2010	$190,000	-0-	-0-

*	- Chief Executive Officer and Chief Financial Officer as of October 31, 2011. Mr. Kostiuk resigned from his position as CEO on the closing of the Merger which took place on December 6, 2011.

LONG-TERM COMPENSATION TABLE

		Long-Term Compensation
Name and Principal Position	Year	Awards Restricted Award(s)($)	Stock Securities Underlying Options/ SARs(#)	Payouts LTIP Payouts ($)	All Other Compensation ($)
Walter Kostiuk*	2011	-0-	$329,792	-0-	-0-
Walter Kostiuk*	2010	-0-	$164,896	-0-	-0-

*	- Chief Executive Officer and Chief Financial Officer as of October 31, 2011. Mr. Kostiuk resigned from his position as CEO on the closing of the Merger which took place on December 6, 2011.

Option/ SAR Exercises

None of our directors or executive officers exercised any stock options or stock appreciation rights during the fiscal year ended October 31, 2011.  Mr. Walter Kostiuk holds 1,000,000 unexercised stock options held as of such date.

Long-Term Incentive Plan Awards

The Company has no long-term incentive plans.

Compensation of Directors

Director Agreements with Majid Abai and Walter Kostiuk (employee directors)

On December 7, 2011, Majid Abai and Walter Kostiuk each entered into a Director Agreement with the Company, and its two wholly-owned subsidiaries, Pringo and MobileBits Corporation. Pursuant to the Director Agreements Mr. Abai and Mr. Kostiuk each agreed to act as directors of the Company, and its subsidiaries Pringo and MobileBits Corporation. The term of the agreement is for one year, and is subject to renewal upon re-election by a majority of the shareholders of the Company and its two subsidiaries. Pursuant to the Director Agreements, the Company agreed to indemnify Mr. Abai and Mr. Kostiuk to the fullest extent that would be permitted by law or by the organizational documents of the Company for certain liabilities arising by reason of his directorship with the Company, excluding liabilities resulted from fraud, gross negligence or willful misconduct of Mr. Abai.   Mr. Abai and Mr. Kostiuk are also subject to a non-disclosure covenant and a non-solicitation covenant.

Our employee directors (Mr. Majid and Mr. Kostiuk) are not compensated for being a director.

Director Agreements with Matthew Mountain, and Ian Lambert (non-employee directors)

On December 7, 2011, Farid Moradi, Matthew Mountain and Ian Lambert each entered into a Director Agreement with the Company, and its two wholly-owned subsidiaries, Pringo and MobileBits Corporation. Pursuant to the Director Agreements of our non-employee directors agreed to act as directors of the Company, and its subsidiaries Pringo and MobileBits Corporation. The term of the agreement is for one year, and is subject to renewal upon re-election by a majority of the shareholders of the Company and its two subsidiaries. Pursuant to the Director Agreements, the Company agreed to indemnify Mr. Mountain and Mr. Lambert to the fullest extent that would be permitted by law or by the organizational documents of the Company for certain liabilities arising by reason of his directorship with the Company, excluding liabilities resulted from fraud, gross negligence or willful misconduct of such director.  Mr. Mountain and Mr. Lambert are also subject to a non-disclosure covenant and a non-solicitation covenant.

Pursuant to the Director Agreements, Mr. Mountain, and Mr. Lambert is each entitled to receive an option to purchase a total of 150,000 shares of common stock of the Company at an exercise price of $0.51 per share for the Director’s services rendered hereunder for all three entities, subject to the vesting schedule provided in the Director Agreements. Each of the three directors is also entitled to receive $300 for each Board meeting he attended in person and $150 for each Board meeting he remotely attended. During the directorship term, the Company shall reimburse the directors for all reasonable out-of-pocket expenses incurred by the directors in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

Employment Contracts

Employment Agreement with Majid Abai

On December 2, 2011, the Company and Majid Abai entered into an Employment Agreement (the “Abai Employment Agreement”), to employ Mr. Abai as the Company’s Chief Executive Officer. The initial term of employment under this Agreement is until December 31, 2014, and automatically extends for periods of one year unless terminated during such renewal period by either party. Pursuant to the Employment Agreement, Mr. Abai is entitled to the following compensation and benefits:

●	A base salary at an annual rate of $210,000, which will be increased in the following event:

a) increase to $260,000 30 days after the closing of an offering or offerings to investors of equity securities of the Company with a combined aggregate value of at least $3,000,000 since June 24, 2011 at a per share price of no less than $0.51;
b) increase to $310,000 30 days after the closing of an offering or offerings to investors of equity securities of the Company with a combined aggregate value of at least $6,000,000 since June 24, 2011 at a per share price of no less than $0.51;
c) increase to $400,000 30 days after the closing of an offering or offerings to investors of equity securities of the Company with a combined aggregate value of at least $10,000,000 since June 24, 2011 at a per share price of no less than$ 0.51: and
d) increased by a minimum of 5% annually.

●
During the employment term, the Mr. Abai is eligible to participate in the Company’s bonus and other incentive compensation plans and programs (if any) for the Company’s executives at a level commensurate with this position.  Such bonuses shall be determined by the Compensation Committee as formed by the Board of Directors of the Company.

●
In addition, upon the approval of the board Mr. Abai is eligible to receive a quarterly incentive bonus of $25,000 if the Company maintains a Market Capitalization (as defined in Abai Employment Agreement) of over $50 million for more than 60 days within the quarter and/or the quarterly revenue quotas (as established by the Board of Directors of the Company) are exceeded by 25% or more. This amount will increase to $50,000 per quarter should the Company’s Market Capitalization increase to $100 million and/or the quarterly revenue quotas are exceeded by 50% or more; and to $75,000 per quarter should the Market Capitalization reach $250 million and/or the quarterly revenue quotas are exceeded by 75% or more; and to $100,000 per quarter should the Market Capitalization reach $500 million and/or the quarterly revenue quotas are exceeded by 100% or more. Market Capitalization shall mean the aggregate worldwide market value of the Company’s common stock, calculated by multiplying the closing stock price as listed on the OTCBB or other stock exchange (such as NASDAQ or NYSE) times the number of issued and outstanding shares.

●
On the commencement date of employment, the Company issued to Mr. Abai an option to purchase 3,000,000 shares of our common stock at an exercise price equal to 100% of the fair market value of the Company’s common stock on such date.  Such options shall vest upon the earlier to occur of the closing of an M&A Transaction (as defined in the agreement) or an initial public offering of the Company’s common stock on a major US or international stock exchange, in each case that values the Company at $100,000,000 or more (the “Transaction Value”).  If the Transaction Value is $100,000,000 or more, but less than $250,000,000, the option shall vest as to 1,000,000 shares and shall immediately lapse as to the remaining 2,000,000 shares; if the Transaction Value is $250,000,000 or more, but less than $500,000,000, the option shall vest as to 2,000,000 shares and shall immediately lapse as to the remaining 1,000,000 shares; if the Transaction Value is $500,000,000 or more, the option shall vest as to all 3,000,000 shares.   These options have a term of seven years.

●
Mr. Abai was awarded a signing bonus option, with a term of seven years and an exercise price of $0.51 per share, to purchase 2,000,000 shares of common stock of the Company that will vest as follows:
a) 240,000 will vest immediately upon the commencement of the employment;
b) the rest will vest at the rate of 160,000 options per month for 11 months.

●
Awards of employment option, with a term of seven years and an exercise price of $0.51 per share, to purchase 6,750,000 shares of common stock of the Company that will vest over a period of 36 months, 187,500 shares per month.

●
An automobile benefit starting 30 days after the closing of an offering or offerings to investors of equity securities of the Company with a combined aggregate value of at least $10,000,000 since June 24, 2011. At that time, Mr. Abai will receive up to $1,000 automobile benefit per month.

●	Eligibility to participate in the Company’s benefits plans that are generally provided for executive employees.

Upon certain termination events and a change in control of the Company, Mr. Abai is entitled to certain payments from the Company as described in the employment agreement. Pursuant to the Abai Employment Agreement, the Company will indemnify Mr. Abai to the fullest extent that would be permitted by law or by the organizational documents of the Company for certain liabilities arising by reason of his employment by the Company, excluding liabilities resulted from fraud, gross negligence or willful misconduct of Mr. Abai. Pursuant to the Employment Agreement, Mr. Abai is also subject to a confidentiality covenant, a non-compete covenant, a non-solicitation covenant.

Employment Agreement with Walter Kostiuk

On December 2, 2011, the Company and Walter Kostiuk entered into an Employment Agreement to employ Mr. Kostiuk as the Company’s President and Chief Strategy Officer. The initial term of employment under this agreement is until December 31, 2014, and automatically extends for periods of one year unless terminated during such renewal period by either party. Pursuant to the employment agreement, Mr. Kostiuk is entitled to the following compensation and benefits:

●	A base salary at an annual rate of $210,000, which will be increased in the following event:

e) increase to $260,000 30 days after the closing of an offering or offerings to investors of equity securities of the Company with a combined aggregate value of at least $3,000,000 since June 24, 2011 at a per share price of no less than $0.51;
f) increase to $310,000 30 days after the closing of an offering or offerings to investors of equity securities of the Company with a combined aggregate value of at least $6,000,000 since June 24, 2011 at a per share price of no less than $0.51;
g) increase to $400,000 30 days after the closing of an offering or offerings to investors of equity securities of the Company with a combined aggregate value of at least $10,000,000 since June 24, 2011 at a per share price of no less than $0.51; and
h) increased by a minimum of 5% annually.

●
During the employment term, the Mr. Kostiuk is eligible to participate in the Company’s bonus and other incentive compensation plans and programs (if any) for the Company’s executives at a level commensurate with this position.  Such bonuses shall be determined by the Compensation Committee as formed by the Board of Directors of the Company.

●
In addition, upon the approval of the board Mr. Kostiuk is eligible to receive a quarterly incentive bonus of $25,000 if the Company maintains a Market Capitalization (as defined below) of over $50 million for more than 60 days within the quarter and/or the quarterly revenue quotas (as established by the Board of Directors of the Company) are exceeded by 25% or more. This amount will increase to $50,000 per quarter should the Company’s Market Capitalization increase to $100 million and/or the quarterly revenue quotas are exceeded by 50% or more; and to $75,000 per quarter should the Market Capitalization reach $250 million and/or the quarterly revenue quotas are exceeded by 75% or more; and to $100,000 per quarter should the Market Capitalization reach $500 million and/or the quarterly revenue quotas are exceeded by 100% or more. Market Capitalization shall mean the aggregate worldwide market value of the Company’s common stock, calculated by multiplying the closing stock price as listed on the OTCBB or other stock exchange (such as NASDAQ or NYSE) times the number of issued and outstanding shares.

●
On the commencement date of employment, the Company issued to Mr. Kostiuk an option to purchase 3,000,000 shares of our common stock at an exercise price equal to 100% of the fair market value of the Company’s common stock on such date.  Such options shall vest upon the earlier to occur of the closing of an M&A Transaction (as defined in the agreement) or an initial public offering of the Company’s common stock on a major US or international stock exchange, in each case that values the Company at $100,000,000 or more (the “Transaction Value”).  If the Transaction Value is $100,000,000 or more, but less than $250,000,000, the option shall vest as to 1,000,000 shares and shall immediately lapse as to the remaining 2,000,000 shares; if the Transaction Value is $250,000,000 or more, but less than $500,000,000, the option shall vest as to 2,000,000 shares and shall immediately lapse as to the remaining 1,000,000 shares; if the Transaction Value is $500,000,000 or more, the option shall vest as to all 3,000,000 shares.   These options have a term of seven years.

●
On the commencement date Mr. Kostiuk was granted options, with a term of seven years and an exercise price of the fair market value of the shares on the commencement date, to purchase 6,750,000 shares of common stock of the Company that will vest over a period of 36 months, 187,500 shares per month.

●
an automobile benefit starting 30 days after the closing of an offering or offerings to investors of equity securities of the Company with a combined aggregate value of at least $10,000,000 since June 24, 2011. At that time, Mr. Kostiuk will receive up to $1,000 automobile benefit per month.

●	Eligibility to participate in the Company’s benefits plans that are generally provided for executive employees.

Upon certain termination events and a change in control of the Company, Mr. Kostiuk is entitled to certain payments from the Company as described in the employment agreement.  Pursuant to the employment agreement, the Company will also indemnify Mr. Kostiuk to the fullest extent that would be permitted by law or by the organizational documents of the Company for certain liabilities arising by reason of his employment by the Company, excluding liabilities resulted from fraud, gross negligence or willful misconduct of Mr. Kostiuk.  Pursuant to the employment agreement, Mr. Kostiuk is also subject to a confidentiality / ownership rights covenant, a non-compete covenant, and a non-solicitation covenant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A. The following table lists, as of December 6, 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 55,907,088 shares of our common stock issued and outstanding as of December 6, 2011.  Unless otherwise indicated, the address of each person listed is c/o MobileBits Holdings Corporation, 11835 W. Olympic Boulevard, Suite 855, Los Angles, California 90064.

Title of Class	Name, Address Of Beneficial Owner And Position(1)	Shares Of Common Stock	Percent Of Class(2)
Common	Walter Kostiuk, Chief Financial Officer, Director	13,666,664	24.5%
Common	Farid Moradi (3)(4)	12,470,099	22.2%
Common	Harvard Young, Chief Technology Officer (4)	8,077,309	13.9%
Common	Nouriel Yazdinian (4)(5)	6,381,978	11.3%
Common	Majid Abai, Chief Executive Officer, Director (4)	4,316,328	7.3%
Common	Ian Lambert, Director (4)	41,667	0.08%
	All directors and officers as a group (4 persons) (4)	26,101,968	42.3%

(1)	Unless otherwise indicated, each person named in the above-described table has the sole voting and investment power with respect to his shares of the Common Stock beneficially owned.

(2)
Unless otherwise provided, the calculation of percentage ownership is based on 55,907,088 shares of our common stock issued and outstanding as of December 6, 2011, any shares of the Common Stock which are not outstanding as of such date but are subject to options, warrants, or rights of conversion exercisable within 60 days of February 5, 2011 shall be deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but shall not be deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Resigned from his position as Vice-Chairman of the Board on December 28, 2011; and includes 1,883,701 shares owned by FMT Investments LLC, of which Mr. Moradi is the principal equity owner, and 376,740 options owned by FMT Investments LLC, which are currently exercisable.

(4)
 Includes shares issuable pursuant to options that are currently exercisable (or may become exercisable on or before April 5, 2012) as follows: Mr. Moradi, 376,740; Mr. Young, 2,072,071; Mr. Yazdinian, 376,740; Mr. Abai, 3,630,661; Mr. Lambert, 41,667; and for all directors and executive officers as a group, 26,101,968.

(5)	Based on a Form 3 filed by Mr. Yazdinian (8950 West Olympic Boulevard, Suite 126, Beverly Hills, CA 90211) on December 22, 2011.

B. Persons Sharing Ownership of Control of Shares
Except as set forth in footnote 3 above, there are no persons sharing ownership or control of shares.

C. Non-voting Securities and Principal Holders Thereof
The Company has not issued any non-voting securities.

D. Preferred Stock
The Company has 10,000,000 shares of $0.001 par value preferred stock authorized with $0.001 par value.  No preferred shares have been issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

a. Transactions with Related Persons.
As of May 1, 2010, the Company converted the consulting agreement with Walter Kostiuk, the Company’s Chief Financial Officer, to an employment agreement. In conjunction with the agreement, Mr. Kostiuk was issued options that consist of the right to purchase 1,000,000 shares of the Company’s common stock.  The right to purchase such stock is nontransferable and vests in equal thirds on each one (1) year anniversary of the grant date over a three (3) year period commencing on the May 1, 2010.  The options shall have a term of ten (10) years and the exercise price of the options is $1.00 per common share.  The options had a fair value of $989,376, of which $164,896 was expensed during the fiscal year ended October 31, 2010 and $329,792 was expensed during the year ended October 31, 2011.

The Company also expensed $240,000 in wages and $18,000 in automobile expense in connection with Mr. Kostiuk’s employment agreement for the year ended October 31, 2011 compared to $240,000 in consulting fees and $0 in automobile expense for the year ended October 31, 2010.

Under the employment agreement with the Company, Mr. Kostiuk is entitled to compensation of 10% of all funds raised.  The Company incurred offering costs in the amount of $357,528 payable to Mr. Kostiuk for the year ended October 31, 2011 and recorded the offering costs as a reduction to additional paid in capital.  As of October 31, 2011, $163,849 of the $357,528 remained unpaid and recorded as accrued expenses – related party.  Total cash payments for offering costs during the year ended October 31, 2011 were $233,779 of which $40,100 was for offering costs accrued as of October 31, 2010 and the remaining $193,679 was for offering costs incurred during the year ended October 31, 2011.  The costs are calculated as commissions for 10% of all funds raised via stock sales for the year ended October 31, 2011.

As of October 31, 2011 and 2010, the Company had a payable in the amount of $192,881 and $187,066 due to Mr. Kostiuk, respectively.

As of May 1, 2011, the Company converted its consulting agreement with Andrea Kostiuk to an employment agreement.  In conjunction with the agreement, Ms. Kostiuk was issued options that consist of the right to purchase 250,000 shares of the Company’s common stock.  The right to purchase such stock is nontransferable and vests in equal thirds on each one (1) year anniversary of the grant date over a three (3) year period commencing on the May 1, 2011.  The options shall have a term of ten (10) years and the exercise price of the options is $0.51 per common share.  The options had a fair value of $254,601.

On June 14, 2011, the Company issued options that consist of the right to purchase 250,000 shares of the Company’s common stock to Andrea Kostiuk for her services to the Company.  The right to purchase such stock is nontransferable and vests in equal thirds on each one (1) year anniversary of the grant date over a sixteen and a half month period commencing on the June 14, 2011.  The options shall have a term of 5.39 years and the exercise price of the options is $0.51 per common share.  The options had a fair value of $242,942.

As of October 31, 2011 and 2010, the Company had a payable in the amount of $5,000 and $0 due to Ms. Kostiuk, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
The aggregate fees billed by our independent auditors, GBH CPAs, PC, for professional services rendered for the audit of our annual financial statements included for the years ended October 31, 2011 and 2010 were $116,908 and $28,725, respectively.

Audit-Related Fees
For the years ended October 31, 2011 and 2010, there were no fees billed for assurance and related services by our auditor relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

In reviewing any agreements incorporated by reference in this Form 10-K or filed with this 10-K, please remember that such agreements are included to provide information regarding their terms. They are not intended to be a source of financial, business or operational information about MobileBits or any of its subsidiaries or affiliates. The representations, warranties and covenants contained in these agreements are made solely for purposes of the agreements and are made as of specific dates; are solely for the benefit of the parties; may be subject to qualifications and limitations agreed upon by the parties in connection with negotiating the terms of the agreements, including being made for the purpose of allocating contractual risk between the parties instead of establishing matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors or security holders. Investors and security holders should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of MobileBits or any of its subsidiaries or affiliates or, in connection with acquisition agreements, of the assets to be acquired. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the agreements. Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at any other time.

(a)(1)	Financial Statements Contained in Item 8 hereof.

(a)(2)	None

(a)(3)	Exhibits

Number	Description
2.1
Agreement and Plan of Merger, June 23, 2011, by and among MobileBits Holdings Corporation, a Nevada corporation, MB Pringo Merger Sub, Inc., a Delaware corporation, and Pringo, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 29, 2011.

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of October 3, 2011, by and among MobileBits Holdings Corporation, a Nevada corporation , MB Pringo Merger Sub, Inc., a Delaware corporation, and Pringo, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to Form 8-K filed on October 7, 2011.

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of December 6, 2011, by and among MobileBits Holdings Corporation, a Nevada corporation, MB Pringo Merger Sub, Inc., a Delaware corporation, and Pringo, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to Form 8-K filed on December 7, 2011.
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form S-1 filed on December 11, 2008.
3.2	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 16, 2010.
3.2	Amended and restated Bylaws, incorporated by reference to Exhibit 3.2 to Form S-1 filed on December 11, 2008
10.1
Stock purchase agreement, dated as of December 12, 2009, by and among Bellmore Corporation, a Nevada corporation, Mark Gruberg, Bernard Gruberg, and Walter Kostiuk, incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 16, 2009.

10.2
Share Exchange Agreement, dated March 12, 2010, by and among MobileBits Holdings Corp., a Nevada corporation, MobileBits Corporation (“MBC”), a Florida corporation, and the shareholders of MBC, incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 16, 2010.

10.4
Share Purchase Agreement, dated September 17, 2010, by and between MobileBits Corporation, a Florida corporation and Global Commodities LTD, incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 6, 2010.

10.5
Share Purchase Agreement, dated September 28 2010, by and between MobileBits Corporation, a Florida Corporation and Gaia Investments Limited, incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 6, 2010.

10.6
Employment Agreement, dated December 2, 2011, by and between MobileBits Holdings Corporation, a Nevada corporation and Majid Abai, incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 7, 2011.

10.7
Employment Agreement, dated December 2, 2011, by and between MobileBits Holdings Corporation, a Nevada corporation and Walter Kostiuk, incorporated by reference to Exhibit 10.2 to Form 8-K filed on December 7, 2011.

10.8
Director Agreement, dated December 7, 2011, by and between MobileBits Holdings Corporation, a Nevada corporation , Pringo, Inc., a Delaware company, MobileBits Corporation, a Florida corporation, and Majid Abai,  incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 7, 2011.

10.9
Director Agreement, dated December 7, 2011, by and between MobileBits Holdings Corporation, a Nevada corporation , Pringo, Inc., a Delaware company, MobileBits Corporation, a Florida corporation, and Walter Kostiuk, incorporated by reference to Exhibit 10.4 to Form 8-K filed on December 7, 2011.

10.10
Director Agreement, dated December 7, 2011, by and between MobileBits Holdings Corporation, a Nevada corporation , Pringo, Inc., a Delaware company, MobileBits Corporation, a Florida corporation, and Matthew Mountain, incorporated by reference to Exhibit 10.6 to Form 8-K filed on December 7, 2011.

10.11
Director Agreement, dated December 7, 2011, by and between MobileBits Holdings Corporation, a Nevada corporation , Pringo, Inc., a Delaware company, MobileBits Corporation, a Florida corporation, and Ian Lambert, incorporated by reference to Exhibit 10.7 to Form 8-K filed on December 7, 2011.

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101	Interactive Data File (Form 10-K for the quarterly period ended October 31, 2011 furnished in XBRL).

† Filed herein.

 In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILEBITS HOLDINGS CORPORATION

Date: February 14, 2012	By:	/s/ Majid Abai
Majid Abai, Chief Executive Officer
(Duly Authorized Offer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 14th day of February, 2012, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ Walter Kostiuk	Chairman of the Board, President, Chief Strategy Officer and Chief Financial Officer (Principal Financial Officer)
Walter Kostiuk

/s/ Majid Abai	Chief Executive Officer and Director (Principal Executive Officer)
Majid Abai

/s/ Ian Lambert	Director
Ian Lambert

/s/ Matthew Mountain	Director
Matthew Mountain