Form 10-Q
period 2012-01-31
MobileBits Holdings Corp
filed 2012-03-15
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________
FORM 10-Q
_______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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
______________
(310) 775-8077
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of March 14, 2012, the Company had 56,115,479 shares of common stock issued and outstanding.

MobileBits Holdings Corporation
FORM 10-Q
For period ended January 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II-- OTHER INFORMATION
Item 1	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MobileBits Holdings Corporation
Consolidated Financial Statements
January 31, 2012
(Unaudited)

CONTENTS
Page(s)
Consolidated Financial Statements:

Consolidated Balance Sheets - As of January 31, 2012 and October 31, 2011 (Unaudited)	5

Consolidated Statements of Operations - For the three months ended January 31, 2012 and 2011 (Unaudited).	6

Consolidated Statements of Cash Flows - For the three months ended January 31, 2012 and 2011, (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8-18

MobileBits Holdings Corporation
Consolidated Balance Sheets
(Unaudited)

	January 31,	October 31,
	2012	2011
ASSETS
Current assets:
Cash	$995,723	$1,330,166
Investments in marketable securities	222	-
Accounts receivable, net	138,042	-
Prepaid expenses and other current assets	42,659	44,455
Total current assets	1,176,646	1,374,621

Property and equipment, net	29,331	10,674
Software development costs, net	200,366	-
Intangibles	3,662,458	-
Goodwill	11,303,803	-

TOTAL ASSETS	$16,372,604	$1,385,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$400,900	$70,749
Accounts payable and accrued expenses – related parties	400,365	197,881
Stock payable	257,000	-
Short-term debt – related party	110,000	-
Deferred revenues	42,153	-
Total current liabilities	1,210,418	268,630

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares
authorized; 56,115,479 and 29,051,616 shares issued and outstanding, respectively	56,116	29,052
Additional paid-in capital	29,355,238	5,731,518
Accumulated deficit	(14,249,168)	(4,643,905)
Total stockholders' equity	15,162,186	1,116,665

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,372,604	$1,385,295

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	January 31,
	2012	2011

REVENUES	$74,880	$-
COST OF REVENUES	22,491	-

GROSS PROFIT	52,389	-

OPERATING EXPENSES:
Selling, general and administrative	9,239,597	604,928
Depreciation and amortization	188,999	1,121
Total operating expenses	9,428,596	606,049

LOSS FROM OPERATIONS	(9,376,207)	(606,049)

OTHER EXPENSE:
Interest expense	(229,057)	-

NET LOSS	$(9,605,264)	$(606,049)

Net loss per common share – basic and diluted	$(0.23)	$(0.03)
Weighted average number of common shares outstanding – basic and diluted	42,645,050	22,943,723

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended January 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,605,264)	$(606,049)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Bad debt expense	44,858	-
Common shares issued for interest expense	224,160
Stock-based compensation	8,618,850	96,601
Depreciation and amortization	188,999	1,121
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(58,940)	-
Decrease in prepaid expenses	8,523	-
Increase (decrease) in accounts payable	76,293	(123,447)
Decrease in accounts payable – related parties	(66,066)	(36,000)
Increase in deferred revenue	33,000	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	(535,587)	(667,774)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for software development costs	(35,856)	-
NET CASH USED IN INVESTING ACTIVITIES	(35,856)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	257,000	1,719,906
Commissions paid on common stock sales – related party	(20,000)	(98,779)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	237,000	1,621,127

Net increase (decrease) in cash	(334,443)	953,353
Cash at beginning of period	1,330,166	64,295
Cash at end of period	$995,723	$1,017,648

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$2,197	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature discount	$-	$171,000
Common shares issued for stock payable	-	113,311
Common shares issued for notes payable	81,000	-
Cancellation of common stock – related party	3,000	-
Fair value of common shares issued to acquire Pringo, Inc.	14,726,772	-

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of MobileBits Holdings Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In management's opinion, all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended January 31, 2012 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended October 31, 2011.

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

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

Operations and Merger

MobileBits Holdings Corporation, formerly Bellmore Corporation (“BC”) was incorporated in the State of Nevada on July 22, 2008.  On January 25, 2010, BC changed its name to MobileBits Holdings Corporation (“MB”).

On December5, 2011, we amended our Articles of Incorporation in the State of Nevada to increase the maximum number of shares of stock that we are authorized to have outstanding at any time to two hundred fifty million (250,000,000) shares of par value $0.001 common stock.

On December 6, 2011, through MB Pringo Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary ("Merger Sub"), we completed a merger with Pringo, Inc. a Delaware corporation ("Pringo"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated June 23, 2011 (the "Pringo Merger"). As a result of the Pringo Merger, Merger Sub merged with and into Pringo, with Pringo surviving the Merger as our wholly owned subsidiary.

In connection with the Pringo Merger, the Company ceased to be a development stage company and as a result expanded its business focus. The Company now provides software tools that combine enterprise-class multilingual portals, Content Delivery System, user management, and social collaboration features in one integrated open-source package. Currently on Version 4.x of its platform, the Company’s Pringo Connect  productenables its enterprise clients  to strengthen relationships between businesses and customers by leveraging Pringo Connect  social engagement and loyalty solutions.

Cash and Cash Equivalents

We consider short term, highly liquid investments that have an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation. At January 31, 2012, the Company had a cash balance of $995,723, all of which was insured.

Investments in Marketable Securities

The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short term or long term on the Balance Sheet, based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held to maturity or as trading, are classified as available for sale, and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

The Company’s short-term investments comprise only equity securities, all of which are classified as trading securities and are carried at their fair value based on the quoted market prices of the securities at January 31, 2012. Net realized and unrealized gains and losses on trading securities are included in net earnings. The Company did not recognize a gain or loss on the investment for the three months ending January 31, 2012.

Accounts Receivable and Allowance for Bad Debt

The allowance for doubtful accounts is based on the Company’s past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowance for doubtful accounts is determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At January 31, 2012, the allowance for doubtful accounts totaled $57,760. For the three months ended January 31, 2012, the Company recorded bad debt expense of $44,858.

Long-Lived Assets

Property and Equipment

Property and equipment are stated at cost. Depreciation on property and equipment are recorded using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Website and Database

Website development and the purchase of database information tools are recorded at cost and amortized on the straight-line method over their estimated useful lives. Expenditures for normal maintenance are charged to expense as incurred.

Software Development Costs

Costs of software developed internally for licensing to third parties are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs incurred through the general release of the software products are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized software development costs are amortized on a straight-line basis over the products’ respective estimated economic lives, which are typically three years. The amortization of capitalized software development costs, including any amounts accelerated for products that are not expected to generate sufficient future revenue to realize their carrying values, is included in cost of license revenue in the consolidated statements of operations. During the three months ended January 31, 2012, the amount capitalized was $27,933 and the amount amortized was $65,051.

Intangible Assets

Intangible assets consist of expenditures for a domain name and the fair value of the identifiable intangible assets as of the date of the Pringo Merger. The domain name has an estimated indefinite life, was recorded at its initial cost, is not subject to amortization, but is reviewed annually for impairment. The identifiable intangibles are amortized over their useful lives of 3 years and are reviewed annually for impairment.

Impairment

In addition to our intangible asset impairment testing, as noted above, we also review our other long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Goodwill

Costs of investments in excess of the underlying fair value of net assets at the date of acquisition are recorded as goodwill and assessed annually for impairment. The carrying amount of goodwill is not amortized, but FASB ASC 350-20-35 requires assessing annually whether goodwill is impaired.

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

The Company follows ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of January 31, 2012, the Company had not recorded any tax benefits from uncertain tax positions.

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been electronically delivered, the license fee is fixed or is measured on paid user basis; and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.

Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from customers are generally recognized upon delivery and on-going royalty fees are generally recognized upon reports of new licenses issued. Revenue on sales to resellers is recognized when evidence of an end user arrangement exists and recorded net of related costs to the resellers.

Professional services revenue consists primarily of revenue received for assisting with the customization and implementation of our software, on-site support, and other consulting services. Many customers who license our software also enter into separate professional services arrangements with us. We always account for professional services separately from license revenue as professional services are considered essential to the functionality of the software based on the nature of our software products. Substantially all of our professional services arrangements that are billed on a time and materials basis are recognized as the services are performed. Contracts with fixed or not-to-exceed fees are recognized on a percentage-of-completion or completed-contract basis. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. VSOE of fair value of consulting services is based upon stand-alone sales of those services. Payments received in advance of consulting services performed are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month.

Maintenance revenue consists of fees for providing software updates on a when and if available basis and technical support for software products (“post-contract customer support” or “PCS”). Maintenance revenue is recognized ratably over the term of the agreement.

Hosting revenues are recognized in the month services are delivered.

Payments received in advance of services performed are deferred. Allowances for estimated future returns and discounts are provided for upon recognition of revenue.

Cost of License and Maintenance Revenue

Cost of license revenue is primarily comprised of the amortization of capitalized software development costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses.

Cost of maintenance revenue is primarily comprised of the costs associated with the customer support and research and development personnel that provide maintenance, enhancement and support services to our customers.

Sales Commissions

We pay commissions, including sales bonuses, to our direct sales force related to revenue transactions under sales compensation plans established annually. We defer the portion of commissions that are direct and incremental costs of the license and maintenance revenue arrangements and recognize them as selling and marketing expenses in the statements of operations over the terms of the related customer contracts in proportion to the recognition of the associated revenue. The commission payments are typically paid in full in the month following execution of the customer contracts.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. For the three months ended January 31, 2012 and 2011, the Company excluded common stock warrants of 37,061,984 and 1,416,667, respectively, since they have anti-dilutive effect on the earnings per share.

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Recent Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $9,605,264 and net cash used in operations of $535,587 for the three months ended January 31, 2012; and an accumulated deficit of $14,249,168at January 31, 2012. In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In response to these factors, the management intends to take on the following actions:

-	seeking additional funding from public offerings,
-	seeking additional funding from third party debt financings; and
-	continuing with the implementation of the business plan, which may include merging or acquiring with an operating entity.

NOTE 4 – ACQUISITION OF PRINGO, INC.

On December 6, 2011, the Company completed a merger with Pringo.

Pursuant to the Merger Agreement, each share of common stock of Pringo issued and outstanding immediately prior to the effective time, was converted into the right to receive a number of shares of common stock of the Company such that immediately after the Merger,  Pringo’s stockholders, and the holders of Pringo’s outstanding options and warrants, own fifty percent (50%) of the Company's then outstanding shares of common stock on a fully diluted basis (as if all of Pringo’s and the Company’s options and warrants were exercised), and the Company’s stockholders, and holders of the Company’s outstanding options and warrants, own fifty percent (50%) of its then outstanding shares of the Company's common stock on a fully diluted basis (as if all of Pringo’s and the Company’s options and warrants were exercised). These shares were valued at their grant date value of $14,726,772.At the closing of the Pringo Merger, Pringo’s stockholders immediately prior to the Pringo Merger were issued 29,453,544 shares of common stock of the Company.

All shares of Pringo common stock outstanding immediately prior to the Pringo Merger are no longer outstanding and were automatically cancelled and retired, and each certificate previously representing any such shares now represents the right to receive a certificate representing the shares of the Company common stock into which such Pringo common stock was converted into the Pringo Merger.  All the issued and outstanding options to purchase common stock of Pringo prior to the Pringo Merger were vested and converted into options to purchase the Company’s common stock.

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

The following table summarizes the preliminary allocation of the purchase price:

Current assets	$212,000
Property and equipment	17,000
Software development Cost	237,000
Intangible assets	3,780,000
Current liabilities	(632,000)
Long-term liabilities	(191,000)
Goodwill	11,304,000
Purchase price	$14,727,000

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

Goodwill and intangible assets:

The purchase price and costs associated with the acquisition exceeded the net assets acquired by $15,084,000 on December 6, 2011, of which $3,780,000 was allocated to acquired technology and other intangible assets such as customer relationships and the remaining $11,304,000 was assigned to goodwill.

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment at:

	Estimated	January 31,	October 31,
	Useful Lives	2012	2011
Property and equipment acquired		$17,141	$-
Furniture and fixtures	5	3,692	-
Equipment	5	4,231	-
Website and database	3	19,079	19,079
Subtotal		44,143	19,079
Less: accumulated depreciation		(14,812)	(8,405)
Property and equipment, net		$29,331	$10,674

For the three months ended January 31, 2012 and 2011, total depreciation expense was $6,406 and $1,121, respectively.

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

The following is a summary of the Company’s software development costs at:

	January 31,	October 31,
	2012	2011
Software development acquired	$237,484	$-
Addition	27,933
Less: accumulated amortization	(65,051)	-
Software development costs, net	$200,366	$-

For the three months ended January 31, 2012 and 2011, total amortization expense was $65,051 and $0, respectively.

NOTE 7 – INTANGIBLES

The following is a summary of the Company’s intangible assets at:

	Estimated	January 31,	October 31,
	Useful Lives	2012	2011
Developed Technology - Software	3	$2,140,000	$-
Customer Relationships	3	1,010,000	-
Trade Name	3	630,000	-
Subtotal		3,780,000	-
Less: accumulated depreciation		(117,542)	-
Property and equipment, net		$3,662,458	$-

For the three months ended January 31, 2012 and 2011, the Company recognized amortization expense of $117,542 and $0, respectively.

NOTE 8 – NOTES PAYABLE – RELATED PARTY

On June 15, 2009, the Company issued a promissory note in the amount of $110,000, accruing interest at 10% per annum, to a related party. The loan is guaranteed by FaridMoradi, one of the Company’s major shareholders.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of January 31, 2012 an 2011, the Company had outstanding payables to the related parties of the Company in the amount of $400,365 and $197,881, respectively.

During the three months ended January 31, 2012 and 2011, the Company paid a related party $20,000 and $98,779, respectively, related to commissions on sale of the Company's Common Stock.

In connection with the Pringo Merger, 3,000,000 shares owned by a related party were canceled after the issuance of 29,453,544 shares issued to Pringo, Inc. shareholders.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As the result of the Pringo Merger, the Company moved its principal office to 11835 W. Olympic Boulevard, Suite 855 Los Angeles, California. The rent for this location is $3,128 per month through February 2012. After March 2012, the rent will increase to $3,378 per month.

The Company is also maintaining an office in Sarasota, Florida located at 1990 Main Street, Suite 750.

The rent for three months was $1,175 per month for the period January 1, 2011 through March 31, 2011. On April 1, 2011, the Company expanded its space and renewed its lease for a twelve month period for $1,192 per month.

Litigations:

a.	Birlasoft, Inc., v. Pringo Networks LLC.

On or about September 21, 2009, Birlasoft, Inc. filed a civil action in Superior Court of New Jersey, Middlesex County seeking damages in relation to Pringo Networks, LLC’s, the Company’s predecessor, alleged breach of contract.  The claims asserted by Birlasoft, Inc. were disputed and after an initial attempt to settle the case, the Company did not respond to the lawsuit, which resulted in a default judgment in the amount of approximately $59,000 in 2010, all of which was accrued in the financial statements for the period ended January 31, 2012.

b.	United Business Media, LLC v. Pringo, Inc.

On or about March 19, 2010, United Business Media, LLC filed a civil action in New York County Civil Court, seeking damages in relation to the Company’s alleged breach of contract. The claims asserted by United Business Media, LLC were disputed, and the Company claimed not to have been properly notified of the lawsuit by its agent for the service of process. Not having had an opportunity to properly defend itself, a default judgment was entered against the Company on October 29, 2010, at the New York County Civil Court, in the amount of $18,037.  United Business Media, LLC later domesticated the default judgment in California, by way of a new action, securing an entry of a sister-state judgment on May 9, 2011 in the amount of $18,984. In October 2011, the Company settled this litigation with United Business Media, LLC. The settlement amount of $12,000 was accrued as of January 31, 2012.

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company recorded amortization of share-based compensation of $8,618,850 for the three months ended January 31, 2012 for the options granted during the three months ended January 31, 2012 and prior to October 31, 2011. All Pringo’s options were fully vested on the date of Pringo Merger.

During the three months ended January 31, 2012, the Company received net proceeds of $257,000 from various investors for the sale of 514,000 shares of its common stock. The stock has not been issued, and therefore, the funds received are recorded as a stock payable on the balance sheet as of January 31, 2012.

On December 6, 2011, the Company issued 29,453,544 shares of common stock valued at $0.50 per share to Pringo, Inc. shareholders in connection with the Pringo Merger.

In connection with the Pringo Merger, Walter Kostiuk, returned 3,000,000 shares for cancellation after the issuance of 29,453,544 shares issued to Pringo, Inc. shareholders.

On December 22, 2011, the Company issued 610,319 shares of common stock for a note payable.  The value of the shares in excess of the principal was recorded as interest.

NOTE 12 – STOCK OPTION ACTIVITIES

The Company issued various options during the quarter ending January 31, 2012. The Company issued 8,220,469 options with a fair value of $4,094,363 to Pringo employees, 2,600,000 options with a fair value of $1,293,404 to current and new MobileBits employees and 23,800,000 options with a fair value of $11,846,339 to officers and directors.

The following is a summary of stock option activities for the three months ended January 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, October 31, 2011	3,404,016	$1.43
Granted	34,620,469	0.43
Exercised	-	-
Forfeited	(962,501)	-
Expired	-	-
Outstanding, January 31, 2012	37,061,984	$0.45	6.76	$24,143,866
Exercisable, January 31, 2012	17,671,757	$0.38

The above 34,620,469 options were valued using the Black-Scholes option-pricing model and the following parameters: (1) 1.41% to 2.80% risk-free discount rate, (2) expected volatility of 211.76% to 213.09%, (3) $0 expected dividends, and (4) an expected term of 6 to 15 years for each grant based on the term of the options.

The following is a summary of outstanding stock options at January 31, 2012:

Number of Common Stock Equivalents	Expiration Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Average Remaining Contracted Life (Years)
208,335	01/21/15	2.98	$0.50	0.017
420,681	06/27/16	4.41	$0.75	0.050
62,499	10/31/16	4.75	$0.50	0.008
500,000	11/01/16	4.76	$0.51	0.064
1,000,000	08/15/18	6.54	$0.51	0.177
25,000	09/05/18	6.60	$0.51	0.005
250,000	10/31/18	6.75	$0.51	0.046
100,000	11/13/18	6.79	$0.51	0.018
23,500,000	12/01/18	6.84	$0.55	4.336
1,000,000	12/05/18	6.85	$0.51	0.185
300,000	12/05/26	14.85	$0.51	0.120
225,000	01/01/19	6.92	$0.51	0.042
1,000,000	04/30/20	8.25	$1.00	0.223
250,000	04/30/21	9.25	$0.51	0.062
8,220,469	05/31/21	9.34	$0.19	1.407
37,061,984				6.76

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at January 31, 2012 was $10,040,718.

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

The Company entered into a Share Exchange Agreement, dated March 12, 2010 (the “ Share Exchange Agreement”) between MB, MobileBits Corporation (“MBC”) and the shareholders of MobileBits Corporation (the “MBC Shareholders”) pursuant to which we acquired MB, an early stage software development firm targeting its software at the mobile search market. The transaction closed on March 12, 2010 and we acquired 100% of the outstanding shares of common stock of MBC (the “MBC Stock”) from the MBC shareholders. In exchange for the MBC common stock and $275,000, MB issued 18,752,377 shares of common stock to the MBC shareholders, which represented approximately 87.9% of MB’s issued and outstanding common stock. Concurrently, pursuant to the terms of the Share Exchange Agreement, The principal shareholder of the Company, cancelled a total of 14,000,000 shares of common stock. Upon Closing, MBC became a 100% wholly-owned subsidiary of the Company. The $275,000 was recorded as merger costs as a component of general and administrative expense. Since the merger was between entities under common control, the merger was accounted for similar to a pooling of interests whereby the assets and liabilities of MBC were recorded at historical cost.

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

On December 6, 2011, through MB Pringo Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), we completed a merger with Pringo, Inc. a Delaware corporation (“Pringo”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated June 23, 2011 (the “Pringo Merger”). As a result of the Merger, Merger Sub merged with and into Pringo, with Pringo surviving the Pringo Merger as our wholly owned subsidiary.

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

Results of Operation

Three Months Ended January 31, 2012 compared to the Three Months Ended January 31, 2011
Revenues
Our revenues were $74,880 for the three months ended January 31, 2012 compared to $0 for the three months ended January 31, 2011. The increase is due to the contracts that existed from the merger with Pringo.

Costs of Revenues
Our costs of revenues were $22,491 for the three months ended January 31, 2012 compared to $0 for the three months ended January 31, 2011. The increase is due to the related costs from the revenue of Pringo.

General and Administration Expenses
Our total general and administration expenses were $9,239,597for the three months ended January 31, 2012 compared to $604,928 for the three months ended January 31, 2011. The increase is primarily due to an increase of $8,618,850 in the amortization of stock options.

Depreciation and Amortization
Depreciation and amortization was $188,999 for the three months ended January 31, 2012 compared to $1,121 for the three months ended January 31, 2011. The increase is due to the additional assets acquired in the merger.

Liquidity and Capital Resources

As of January 31, 2012, we had $995,723 available in cash as compared to $1,330,166 as of October 31, 2011. The decrease in cash is primarily due to the additional expenditures associated with the merger.

The Company has started generating revenues, but has an accumulated deficit at January 31, 2012 of $14,249,168. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In response to these factors, management has taken the following actions:

●	seeking additional third party debt and/or equity financing; and

●	continue with the implementation of the business plan, which may include merging or acquiring another operating entity.

The use of proceeds from our unregistered common share sales that occurred for the three months ending January 31, 2012 and 2011 were used for offering expenses, professional fees, advertising/marketing, and working capital. We raised approximately $4.05 million from our offerings. We have expended the majority of our capital raised to date for merger costs and consulting fees for company management and product development.

We are currently seeking funding for our plan of operations. We intend to raise up to $10,000,000 in order to continue our marketing plan, build a customer base and generate revenue. To achieve our goals, a large portion of the funds raised will be invested in sales and marketing, expenses. Our success is contingent upon having enough capital to build enough customers to support the business. We expect to raise additional funds within the next 6-8 months. A private placement is the most likely scenario for the Company to achieve success in raising additional funds for its operations.

Cash flows from operating activities

Cash used in operating activities for the three months ended January 31, 2012 and 2011 was $535,587 and $667,774, respectively. The decrease is primarily due to revenue from operations of Pringo.

Cash flows from investing activities

Cash used in investing activities for the three months ended January 31, 2012 and 2011 was $35,856 and $0, respectively.  The increase is due to funds expended for software development costs.

Cash flows from financing activities

Cash provided by financing activities for the three months ended January 31, 2012 and 2011 was $237,000 and $1,621,127, respectively. The cash provided by financing for both periods were due to us completing the private placements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

a) Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective such that the information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO, as appropriate to allow timely decisions regarding required disclosure. Our CEO concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures, that as of January 31, 2012, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended October 31, 2011.

Changes in Internal Controls over Financial Reporting

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 for the commitments and contingencies disclosure.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the current reporting period, the Company consummated a confidential private placement with certain investors for the issuance and sale of 514,000 shares of common stock of the Company. As result of the private placement, the Company received cash of $257,000. The proceeds of this offering were used for working capital. The issuance and sale of common stock was an unregistered sale of securities conducted pursuant to Regulation S of the Securities Act of 1933.

During the three months ended January 31, 2012, the Company issued 29,453,544 shares of common stock valued at $0.50 per share to Pringo, Inc. shareholders.

In connection with the Pringo Merger, Walter Kostiuk, returned 3,000,000 shares for cancellation after the issuance of 29,453,544 shares issued to Pringo, Inc. shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None .

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

MOBILEBITS HOLDINGS CORPORATION

Date: March 15, 2012	By:	/s/ Majid Abai
Majid Abai
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)