Form 10-Q
period 2012-04-30
MobileBits Holdings Corp
filed 2012-06-14
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

MobileBits Holdings Corporation
(Exact name of registrant as specified in its charter)

Nevada	000-53953	26-3033276
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

11835 W. Olympic Boulevard, Suite 855 Los Angeles, California	90064
(Address of principal executive offices)	(Zip Code)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of June 13, 2012, the Company had 57,276,106 shares of common stock issued and outstanding.

MobileBits Holdings Corporation
FORM 10-Q
For period ended April 30, 2012

INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II-- OTHER INFORMATION
Item 1	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

MobileBits Holdings Corporation
Consolidated Financial Statements
April 30, 2012
(Unaudited)

CONTENTS

Page(s)
Consolidated Financial Statements:

Consolidated Balance Sheets - As of April 30, 2012 and October 31, 2011	4

Consolidated Statements of Operations - For the three and six months ended April 30, 2012 and 2011	5

Consolidated Statements of Cash Flows - For the six months ended April 30, 2012 and 2011	6

Notes to Consolidated Financial Statements	7-17

MobileBits Holdings Corporation
Consolidated Balance Sheets
(Unaudited)

	April 30,	October 31,
	2012	2011
ASSETS
Current assets:
Cash	$352,576	$1,330,166
Investments in marketable securities	222	-
Accounts receivable, net	238,312	-
Note receivable, net	69,270	-
Prepaid expenses and other current assets	33,377	44,455
Total current assets	693,757	1,374,621

Property and equipment, net	32,151	10,674
Software development costs, net	188,217	-
Software license costs, net	23,570	-
Intangibles, net	3,447,475	-
Goodwill	11,303,803	-

TOTAL ASSETS	$15,688,973	$1,385,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$105,615	$70,749
Accounts payable and accrued expenses – related parties	392,365	197,881
Stock payable	75,001	-
Short-term debt – related party	80,000	-
Deferred revenues	74,653	-
Total current liabilities	727,634	268,630

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares
authorized; 57,276,106 and 29,051,616 shares issued and outstanding, respectively	57,276	29,052
Additional paid-in capital	31,179,404	5,731,518
Subscriptions receivable	(5,000)	-
Accumulated deficit	(16,270,341)	(4,643,905)
Total stockholders' equity	14,961,339	1,116,665

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,688,973	$1,385,295

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2012	2011	2012	2011

REVENUES	$214,100	$-	$288,980	$-
COST OF REVENUES	85,243	-	107,734	-

GROSS PROFIT	128,857	-	181,246	-

OPERATING EXPENSES:
Selling, general and administrative	1,928,744	421,388	11,191,629	1,026,316
Depreciation and amortization	302,121	1,121	491,120	2,242
Total operating expenses	2,230,865	422,509	11,682,749	1,028,558

LOSS FROM OPERATIONS	(2,102,008)	(422,509)	(11,501,503)	(1,028,558)

OTHER INCOME (EXPENSE):
Gain on lawsuit settlement	88,801	-	88,801	-
Unrealized loss on foreign currency exchange	(2,200)	-	(2,200)	-
Interest expense, net	(5,765)	-	(211,534)	-

NET LOSS	$(2,021,172)	$(422,509)	$(11,626,436)	$(1,028,558)

Net loss per common share - basic and diluted	$(0.04)	$(0.02)	$(0.23)	$(0.04)

Weighted average number of common shares outstanding during
the period - basic and diluted	56,260,597	25,989,280	50,928,997	24,441,263

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	April 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,626,436)	$(1,028,558)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debt expense	54,450	-
Gain on lawsuit settlement	(88,801)	-
Common shares issued for interest expense	200,872	-
Stock-based compensation	10,017,197	189,223
Depreciation and amortization	491,120	2,242
Unrealized loss on foreign currency exchange	2,200	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(168,802)	-
Decrease (increase) in prepaid expenses	17,805	(2,384)
Decrease in accounts payable	(12,926)	(195,686)
Decrease in accounts payable – related parties	(74,066)	(89,500)
Increase in deferred revenue	65,500	-
Net cash used in operating activities	(1,121,887)	(1,124,663)
CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable	(71,470)	-
Payments for software development costs	(97,771)	-
Payments for license costs	(24,956)	-
Purchase of property and equipment	(14,507)	-
Net cash used in investing activities	(208,704)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(30,000)	-
Proceeds from issuance of common stock	403,001	2,219,906
Commissions paid on common stock sales – related party	(20,000)	(148,779)
Net cash provided by financing activities	353,001	2,071,127
Net increase (decrease) in cash	(977,590)	946,464
Cash at beginning of period	1,330,166	64,295
Cash at end of period	$352,576	$1,010,759
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$10,662	$-
Income taxes	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Common shares issued for accrued interest	$23,288	$-
Common shares issued for accounts payable	$93,980	$-
Common shares issued for stock payable	$-	$171,000
Common shares issued for notes payable	$81,000	$-
Commissions due on common stock sales - related party	$-	$113,311
Cancellation of shares	$3,000	$-
Fair value of common shares issued to acquire Pringo, Inc.	$14,726,772	$-

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of MobileBits Holdings Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In management's opinion, all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended April 30, 2012 are not necessarily indicative of results for the full fiscal year.

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

Significant estimates include a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses and assumptions and estimates for the valuation for share-based compensation arrangements; estimates for the realizability of intangible assets; and estimates for the value of stock issued for services.

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

On December 5, 2011, we amended our Articles of Incorporation in the State of Nevada to increase the maximum number of shares of stock that we are authorized to have outstanding at any time to two hundred fifty million (250,000,000) shares of par value $0.001 common stock.

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

In connection with the Pringo Merger, the Company ceased to be a development stage company and as a result expanded its business focus. The Company now provides software tools that combine enterprise-class multilingual portals, Content Delivery System, user management, and social collaboration features in one integrated open-source package. Currently on Version 4.4 of its platform, the Company’s Pringo Connect product enables its enterprise clients to strengthen relationships between businesses and customers by leveraging Pringo Connect social engagement and loyalty solutions.

Cash and Cash Equivalents

We consider short term, highly liquid investments that have an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation. At April 30, 2012, the Company had a cash balance of $352,576, all of which was insured.

Accounts Receivable and Allowance for Bad Debt

The allowance for doubtful accounts is based on the Company’s past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowance for doubtful accounts is determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At April 30, 2012, the allowance for doubtful accounts totaled $68,352. For the six months ended April 30, 2012, the Company recorded bad debt expense of $54,450.

Long-Lived Assets

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

Software License Costs

Costs of licenses paid to third parties for software and professional services for upgrades developed are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized software license costs are amortized on a straight-line basis over the term of the license, which is three years.

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

Goodwill

Costs of investments in excess of the underlying fair value of net assets at the date of acquisition are recorded as goodwill and assessed annually for impairment. The carrying amount of goodwill is not amortized, but  we perform an annual assessment of goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units.  If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value.

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

The Company follows ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of April 30, 2012, the Company had not recorded any tax benefits from uncertain tax positions.

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been electronically delivered, the license fee is fixed or is measured on a paid user basis; and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.

Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from customers are generally recognized upon delivery and on-going royalty fees are generally recognized upon reports of new licenses issued. Revenue on sales to resellers is recognized when evidence of an end user arrangement exists and recorded net of related costs to the resellers.

Professional services revenue consists primarily of revenue received for assisting with the customization and implementation of our software, on-site support, and other consulting services. Many customers who license our software also enter into separate professional services arrangements with us. We always account for professional services separately from license revenue as professional services are considered essential to the functionality of the software based on the nature of our software products. Substantially all of our professional services arrangements that are billed on a time and materials basis are recognized as the services are performed. Contracts with fixed or not-to-exceed fees are recognized on a percentage-of-completion. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. VSOE of fair value of consulting services is based upon stand-alone sales of those services. Payments received in advance of consulting services performed are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month.

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

Cost of License, Maintenance, and Hosting Revenues

Cost of license revenue is primarily comprised of the amortization of capitalized software development costs for internally developed products, the amortization of acquired technology for products acquired through business combinations, license-based royalties to third parties and production and distribution costs for initial product licenses.

Cost of maintenance revenue is primarily comprised of the costs associated with the customer support personnel that provide maintenance, enhancement and support services to our customers.

Hosting fees are directly related to each client’s hosting requirements and charged by a third party service provider.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. For the six months ended April 30, 2012 and 2011, the Company excluded common stock equivalents of 37,411,984 and 1,416,688, respectively, since they have anti-dilutive effect on the earnings per share.

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that other than what is disclosed in Note 14, there were no subsequent events to recognized or disclose in these financial statement.

Recent Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $11,626,436 and net cash used in operations of $1,121,887 for the six months ended April 30, 2012; and an accumulated deficit of $16,270,341 at April 30, 2012. In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on the successful execution of management's plans, which include the expectation of raising debt or equity based capital, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to issue additional equity and incur additional liabilities with related parties to sustain the Company’s existence although no significant commitments for funding have been made and no assurance can be made that such commitments will be available.

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

In response to these factors, the management intends to take on the following actions:

-	seek additional funding from public offerings,
-	seek additional funding from third party debt financings; and
-	continue the implementation of the business plan, which may include merging with or acquiring an operating entity.

NOTE 4 – ACQUISITION OF PRINGO, INC.

On December 6, 2011, the Company completed a merger with Pringo.

Pursuant to the Merger Agreement, each share of common stock of Pringo issued and outstanding immediately prior to the effective time, was converted into the right to receive a number of shares of common stock of the Company such that immediately after the Merger,  Pringo’s stockholders, and the holders of Pringo’s outstanding options and warrants, own fifty percent (50%) of the Company's then outstanding shares of common stock on a fully diluted basis (as if all of Pringo’s and the Company’s options and warrants were exercised), and the Company’s stockholders, and holders of the Company’s outstanding options and warrants, own fifty percent (50%) of its then outstanding shares of the Company's common stock on a fully diluted basis (as if all of Pringo’s and the Company’s options and warrants were exercised). These shares were valued at their grant date value of $14,726,772. At the closing of the Pringo Merger, Pringo’s stockholders immediately prior to the Pringo Merger were issued 29,453,544 shares of common stock of the Company.

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

Assets acquired and liabilities assumed are recognized based on an estimate of their fair value as of the acquisition date. The estimated fair values were determined based on management’s best estimates at the time of this filing. Estimates and assumptions are subject to change upon management’s review of the final amounts. Any deferred taxes or deferred tax liabilities will be recognized upon the completion of these valuations, if applicable. This final evaluation of net assets acquired is expected to be completed as soon as a final accounting is performed but no later than one year from the acquisition date. Any future changes in the value of the net assets acquired will be offset by a corresponding change in goodwill.

Goodwill and intangible assets:

The purchase price and costs associated with the acquisition exceeded the net assets acquired by $15,084,000 on December 6, 2011, of which $3,780,000 was allocated to acquire technology and other intangible assets such as customer relationships and the remaining $11,304,000 was assigned to goodwill.

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment at:

	Estimated	April 30,	October 31,
	Useful Lives	2012	2011
Furniture and fixtures	5	8,020	-
Equipment	5	23,628	-
Website and database	3	19,079	19,079
Subtotal		50,727	19,079
Less: accumulated depreciation		(18,576)	(8,405)
Property and equipment, net		$32,151	$10,674

For the six months ended April 30, 2012 and 2011, total depreciation expense was $10,171 and $2,242, respectively.

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

The following is a summary of the Company’s software development costs:

	April 30,	October 31,
	2012	2011
Software development costs acquired or incurred	$217,384	$-
Additions	97,771
Less: accumulated amortization	(126,938)	-
Software development costs, net	$188,217	$-

For the six months ended April 30, 2012 and 2011, total amortization expense was $126,938 and $0, respectively.

NOTE 7 – SOFTWARE LICENSE COSTS

The following is a summary of the Company’s software license costs:

	April 30,	October 31,
	2012	2011
Software license costs acquired	$-	$-
Addition	24,956
Less: accumulated amortization	(1,386)	-
Software license costs, net	$23,570	$-

For the six months ended April 30, 2012 and 2011, total amortization expense was $1,386 and $0, respectively.

NOTE 8 – INTANGIBLES

The following is a summary of the Company’s intangible assets:

	Estimated	April 30,	October 31,
	Useful Lives	2012	2011
Domain name		$20,100
Developed Technology - Software	3	2,140,000	$-
Customer Relationships	3	1,010,000	-
Trade Name	3	630,000	-
Subtotal		3,800,100	-
Less: accumulated amortization		(352,625)	-
Intangibles, net		$3,447,475	$-

For the six months ended April 30, 2012 and 2011, the Company recognized amortization expense of $352,625 and $0, respectively.

NOTE 9 – NOTES PAYABLE – RELATED PARTY

The Company acquired a promissory note in the amount of $110,000 in the Pringo Merger, accruing interest at 10% per annum, to a related party. On February 1, 2012, the note was extended through June 30, 2012 with the full balance of the $110,000 to be repaid by June 30, 2012.  The balance on the note as of April 30, 2012 was $80,000.

In addition, the Company converted an $81,000 note payable and accrued interest of $23,288 by issuing 610,319 shares of common stock valued at $305,160. The value in excess of the principal of the note was recorded as additional interest expense.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of April 30, 2012, the Company had outstanding payables to the related parties of the Company in the amount of $392,365.  The Abai Group, Inc. was owed $227,984 for the services performed and $143,849 was owed to Walter Kostiuk for the commissions on sale of the Company’s common stock.

During the six months ended April 30, 2012 and 2011, the Company paid a related party $20,000 and $148,779, respectively, related to commissions on sale of the Company's common stock.

In connection with the Pringo Merger, 3,000,000 shares owned by a related party were canceled after the issuance of 29,453,544 shares issued to Pringo, Inc. shareholders.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As the result of the Pringo Merger, the Company moved its principal office to 11835 W. Olympic Boulevard, Suite 855 Los Angeles, California. The rent for this location was $3,128 per month through February 2012. After March 2012, the rent increased to $3,378 per month.

The Company is also maintaining an office in Sarasota, Florida located at 5901 N. Honere Ave.  The rent for three months was $1,175 per month for the period January 1, 2011 through March 31, 2011. On April 1, 2011, the Company expanded its space and renewed its lease for a twelve month period for $1,192 per month. On March 1, 2012, the Company entered into a twelve month lease in the amount of $3,705 per month.

Litigation Matters:

a.	Birlasoft, Inc., v. Pringo Networks LLC.

On or about September 21, 2009, Birlasoft, Inc. filed a civil action in Superior Court of New Jersey, Middlesex County seeking damages in relation to Pringo Networks, LLC’s, the Company’s predecessor, alleged breach of contract.  The claims asserted by Birlasoft, Inc. were disputed and after an initial attempt to settle the case, the Company did not respond to the lawsuit, which resulted in a default judgment in the amount of approximately $59,000 in 2010.  On March 21, 2012, the lawsuit was settled in the amount of $22,000 for all amounts due including the judgment of $59,000 and accounts payable of $44,817 resulting in a gain of $81,817. The $22,000 is to be paid with an initial amount of $4,000 being paid within five (5) days after the execution of the settlement and $2,000 payments on the first business day of each month, for nine (9) months, starting on April 1, 2012.  The outstanding balance on the settlement was $14,000 as of April 30, 2012.

b.	United Business Media, LLC v. Pringo, Inc.

On or about March 19, 2010, United Business Media, LLC filed a civil action in New York County Civil Court, seeking damages in relation to Pringo, Inc.’s alleged breach of contract. The claims asserted by United Business Media, LLC were disputed, and Pringo claimed not to have been properly notified of the lawsuit by its agent for the service of process. Not having had an opportunity to properly defend itself, a default judgment was entered against the Company on October 29, 2010, at the New York County Civil Court, in the amount of $18,037.  United Business Media, LLC later domesticated the default judgment in California, by way of a new action, securing an entry of a sister-state judgment on May 9, 2011 in the amount of $18,984. In October 2011, the Company settled this litigation with United Business Media, LLC for $12,000 resulting in a gain of $6,984. The settlement was fully paid as of April 30, 2012.

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company recorded amortization of share-based compensation of $10,017,197 for the six months ended April 30, 2012 for options granted during the six months ended April 30, 2012 and prior to October 31, 2011. All Pringo’s options were fully vested on the date of the Pringo Merger.

During the six months ended April 30, 2012, the Company received net proceeds of $403,001 and a subscription receivable of $5,000 from various investors for the sale of 816,001 shares of its common stock.  As of April 30, 2012, 666,000 of the stock had been issued and 150,001 shares of stock have not been issued.  The $75,001 in funds received for the stock not issued has been recorded as a stock payable on the balance sheet as of April 30, 2012.

In March 2012, the Company issued 494,627 shares of common stock to a vendor in payment of a $93,979 accounts payable.

On December 6, 2011, the Company issued 29,453,544 shares of common stock valued at $0.50 per share to Pringo, Inc. shareholders in connection with the Pringo Merger.

In connection with the Pringo Merger, Walter Kostiuk, returned 3,000,000 shares for cancellation after the issuance of 29,453,544 shares issued to Pringo, Inc. shareholders.

On December 22, 2011, the Company issued 610,319 shares of common stock for a note payable in the amount of $81,000.  The value of the shares in excess of the principal ($200,872) was recorded as interest.

NOTE 13 – STOCK OPTION ACTIVITIES

The Company issued various options during the six months ending April 30, 2012. The Company issued 8,220,469 options with a fair value of $4,094,363 to Pringo employees in connection with the Pringo Merger, 2,650,000 options with a fair value of $1,318,215 to current and new MobileBits employees and 24,100,000 options with a fair value of $11,993,251 to officers and directors.

The following is a summary of stock option activities for the six months ended April 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, October 31, 2011	3,404,016	$1.43
Granted	34,970,469	0.43
Exercised	-	-
Forfeited	(962,501)	-
Expired	-	-
Outstanding, April 30, 2012	37,411,984	$0.45	6.50	$20,983,287
Exercisable, April 30, 2012	19,416,984	$0.38

The above 37,411,984 options were valued using the Black-Scholes option-pricing model and the following parameters: (1) 0.86% to 2.80% risk-free discount rate, (2) expected volatility of 200.89% to 213.09%, (3) $0 expected dividends, and (4) an expected term of 5 to 15 years for each grant based on the term of the options.

The following is a summary of outstanding stock options at April 30, 2012:

Number of Common Stock Equivalents Options	Expiration Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Average Remaining Contracted Life (Years)
208,335	01/21/15	2.73	$0.50	0.015
420,681	06/27/16	4.16	$0.75	0.047
62,499	10/31/16	4.501	$0.50	0.008
500,000	11/01/16	4.51	$0.51	0.060
300,000	04/17/17	4.976	$0.51	0.040
1,000,000	08/15/18	6.3029	$0.51	0.168
25,000	09/05/18	6.35	$0.51	0.004
250,000	10/31/18	6.510	$0.51	0.0443
100,000	11/13/18	6.54	$0.51	0.018
23,500,000	12/01/18	6.59	$0.50	4.141
1,000,000	12/05/18	6.60	$0.51	0.177
225,000	01/01/19	6.678	$0.51	0.040
50,000	02/12/19	6.79	$0.51	0.009
1,000,000	04/30/20	8.010	$1.00	0.214
250,000	04/30/21	9.010	$0.51	0.060
8,032,679	05/31/18	6.09	$0.19	1.307
187,790	09/20/18	6.39	$0.19	0.032
300,000	12/05/26	14.61	$0.51	0.117
37,411,984				6.50

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at April 30, 2012 was $8,814,094.

NOTE 14 – SUBSEQUENT EVENTS

On May 21, 2012, MobileBits entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Aixum Tec AG, a Liechtenstein company (“Aixum”), and each individual who executed the Exchange Agreement as a seller (the “Sellers”), pursuant to which the Sellers will exchange their shares of Aixum for shares of the Company (the “Share Exchange). Subject to the terms and conditions of the Exchange Agreement, Aixum will become a wholly-owned subsidiary of the Company.

Aixum is a provider of mobile marketing and loyalty solutions for the hyper-local business marketplace. Through its flagship product, Samy4Me™, Aixum provides an end-to-end solution that connects national and local merchants with targeted customers through their iPhone and Android smartphones. Samy4me provides an ever-growing mobile consumer community with the ability to choose and develop relationships with merchants and retailers. Merchants can create direct communication channels, deliver product information and offers, synchronize their loyalty systems, provide in-app purchases and reconcile through POS systems, all underlined by a rich reporting software that measures results of various campaigns in the social local mobile landscape.

Pursuant to the Exchange Agreement, upon the closing of the Share Exchange, each Seller will sell to the Company its shares of Aixum (the “Transferred Shares”). In consideration for the Transferred Shares, the Company will issue to each Seller such Seller’s pro rata portion of a number of shares of the Common Stock, par value $0.001 per share, of the Company, equal to (A) 6,666,667 common shares at $0.75 or $5,000,000 minus (B) the sum of (i) the Liability Shares (as defined in the Exchange Agreement), if any, plus (ii) the Cost Shares (as defined in the Exchange Agreement), if any. In addition, but subject to certain indemnity provisions of the Exchange Agreement, should Aixum operate at a net profit for the period commencing July 1, 2012 and ending September 30, 2012, the Company will issue to each Seller such Seller’s pro rata portion of 666,667 additional shares at $0.75 or $500,000.

The respective obligations of each party to effect the Share Exchange is subject to certain customary closing conditions, as well as other conditions, including (i) the entry into Employment Agreements with certain officers of Aixum, (ii) the delivery by Aixum to the Company of audited financial statements for the years ended December 31, 2010 and 2011, (iii) the delivery by the Sellers to the Company of assignments of all outstanding shares of capital stock of Aixum, and (iv) the delivery by Aixum to the Company of evidence of full ownership of its intellectual property.

The Exchange Agreement contains customary covenants, including covenants providing: (i) for Aixum to conduct its operations in all material respects according to the ordinary and usual course of business consistent with past practice during the period between the execution of the Exchange Agreement and the closing of the Share Exchange; (ii) that neither Aixum nor the Sellers will solicit or encourage any competing acquisition proposal, and (iii) that the Sellers will not compete in the business of the Company or solicit Aixum personnel or customers for a three year period after the closing date.

The Company or Aixum, as the case may be, is entitled to various remedies, including a cash payment of $250,000, upon termination of the Exchange Agreement based on the other’s breach of representations and warranties as well as certain obligations. In the event of termination, MobileBits will continue to have the exclusive right to license the Samy4me product until the earlier of  March 7, 2014 or repayment of the promissory note between Aixum and MobileBits dated March 7, 2012 providing for MobileBits to lend up to 110,000 CHF (approximately $114,800) at 5% interest rate payable over 6 months.  As of April 30, 2012, 63,000 CHF ($69,270) had been advanced to Aixum by MobileBits. In addition, MobileBits agreed to pay Aixum 22,000 CHF ($24,956) to upgrade the Samy4Me product for MobileBits use in the United States and Canada. This cost has been capitalized as license costs and is being amortized over three years.

Management expects the stock exchange transaction will be completed by August 31, 2012.

The Company issued 1,450,000 shares subsequent to April 30, 2012 for cash proceeds of $725,000.

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

Recent Development

On May 1, 2012, the Board appointed James A. Burk as the Company’s Chief Financial Officer, effective immediately. On the same day we received resignation of Walter Kostiuk from the position of Chief Financial Officer and Treasurer of the Company and its two wholly-owned subsidiaries, Pringo Inc. and MobileBits Corporation, effective immediately. Mr. Kostiuk still remains President, Chief Strategy Officer, and Director (Chairman of the Board) of the Company.

Mr. Burk has held high-level finance positions within various public and private organizations and industries for more than 30 years. Most recently, Mr. Burk served as Chief Financial Officer of Nero AG, a global consumer software company, from May 2010 through March 2012. He was responsible for the finance, accounting, legal, treasury, planning and forecasting functions. Prior to that, Mr. Burk served as Chief Financial Officer for Youbet.com, an online gaming company, from July 2007 through March 31, 2009, where he was responsible for finance, accounting, treasury, planning and forecasting, human resources and facilities as well as compliance with financial reporting requirements of the Securities and Exchange Commission (the “SEC”).  Prior to joining Youbet, Mr. Burk served as Chief Financial Officer of Palace Entertainment Holdings, Inc., an operator of water parks and family entertainment centers, where he managed finance, treasury, information systems, business development analysis, planning and forecasting, as well as compliance with financial reporting requirements of the SEC). Mr. Burk started his career at PricewaterhouseCoopers and earned his degree in Business Administration from the University of Southern California.

Acquisition Agreement

On May 21, 2012, the Company entered into a Stock Exchange Agreement (the “Exchange Agreement”) with Aixum Tec AG, a Liechtenstein aktiengesellschaft (“Aixum”), and each individual who executed the Exchange Agreement as a seller (the “Sellers”), pursuant to which the Sellers will exchange their shares of Aixum for shares of the Company (the “Share Exchange).  Subject to the terms and conditions of the Exchange Agreement, Aixum will become a wholly-owned subsidiary of the Company. Pursuant to the Exchange Agreement, upon the closing of the Share Exchange each Seller will sell to the Company its shares of Aixum (the “Transferred Shares”).  In consideration for the Transferred Shares, the Company will issue to each Seller such Seller’s pro rata portion of a number of shares of the Common Stock, par value $0.001 per share, of the Company, equal to (A) 6,666,667common shares at $0.75 or $5,000,000 minus (B) the sum of (i) the Liability Shares (as defined in the Exchange Agreement), if any, plus (ii) the Cost Shares (as defined in the Exchange Agreement), if any. In addition but subject to certain indemnity provisions of the Exchange Agreement, should Aixum operate at a net profit for the period commencing July 1, 2012 and ending September 30, 2012, the Company will issue to each Seller such Seller’s pro rata portion of 666,667 additional shares  at $0.75 or $500,000.

The respective obligations of each party to effect the Share Exchange is subject to certain customary closing conditions, as well as other conditions, including (i) the entry into Employment Agreements with certain officers of Aixum, (ii) the delivery by Aixum to the Company of audited financial statements for the years ended December 31, 2010 and 2011, (iii) the delivery by the Sellers to the Company of assignments of all outstanding shares of capital stock of Aixum, and (iv) the delivery by Aixum to the Company of evidence of full ownership of its intellectual property.

Pursuant to the Exchange Agreement, the Company may terminate the agreement without penalty if Aixum fails to provide the Company all material documents and other information in connection with Aixum’s representations and warranties within fifteen calendar days of the Exchange Agreement. The Company may also terminate the agreement without penalty during its diligence period of thirty (30) calendar days of the date of the Exchange Agreement, if the Company uncovers information that, should the share exchange take place, would have a material adverse effect on the Company’s business.

Results of Operation

Three Months Ended April 30, 2012 compared to the Three Months Ended April 30, 2011

Revenues
Our revenues were $214,100 for the three months ended April 30, 2012 compared to $0 for the three months ended April 30, 2011. The increase is due to the contracts that existed from the merger with Pringo as well as new signed contracts.

Cost of Revenues
Our cost of revenues was $85,243 for the three months ended April 30, 2012 compared to $0 for the three months ended April 30, 2011. The increase is due to the related costs from the revenue of Pringo.

Selling, General and Administrative Expenses
Our total selling, general and administrative expenses were $1,928,744 for the three months ended April 30, 2012 compared to $421,388 for the three months ended April 30, 2011. The increase is primarily due to an increase of $1,398,347 in stock option expense.

Depreciation and Amortization
Depreciation and amortization was $302,121 for the three months ended April 30, 2012 compared to $1,121 for the three months ended April 30, 2011. The increase is due to the additional assets acquired in the Pringo Merger as well as the amortization of software and development costs capitalized during the period.

Lawsuit Settlement
For the three months ended April 30, 2012, the Company realized a gain from lawsuit settlements in the amount of $88,801.

Interest Expense
Interest expense was $5,765 for the three months ended April 30, 2012 compared to $0 for the three months ended April 30, 2011.

Six Months Ended April 30, 2012 compared to the Six Months Ended April 30, 2011

Revenues
Our revenues were $288,980 for the six months ended April 30, 2012 compared to $0 for the six months ended April 30, 2011. The increase is due to the contracts that existed from the merger with Pringo as well as new signed contracts

Cost of Revenues
Our cost of revenues was $107,734 for the six months ended April 30, 2012 compared to $0 for the six months ended April 30, 2011. The increase is due to the related costs from the revenue of Pringo.

Selling, General and Administrative Expenses
Our total selling, general and administrative expenses were $11,191,629 for the six months ended April 30, 2012 compared to $1,026,316 for the six months ended April 30, 2011. The increase is primarily due to a $10,017,197 increase in stock option expense in 2012 compared to $189,223 for 2011.

Depreciation and Amortization
Depreciation and amortization was $491,120 for the six months ended April 30, 2012 compared to $2,242 for the six months ended April 30, 2011. The increase is due to the additional assets acquired in the Pringo Merger as well as the amortization of capitalized software development costs incurred in the six months ended April 30, 2012.

Lawsuit Settlement
For the six months ended April 30, 2012, the Company realized a gain from lawsuit settlements in the amount of $88,801.

Interest Expense
Interest expense was $211,534 for the six months ended April 30, 2012 compared to $0 for the six months ended April 30, 2011.

Liquidity and Capital Resources

As of April 30, 2012, we had $352,576 available in cash as compared to $1,330,166 as of October 31, 2011. The decrease in cash is primarily due to the additional expenditures associated with the Pringo Merger, increased costs of software development and licenses, and funds advanced for a note receivable from Aixum and movements in working capital.

The Company has started generating revenues, but has an accumulated deficit at April 30, 2012 of $16,270,341. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The use of proceeds from our unregistered common share sales that occurred for the six months ending April 30, 2012 and 2011 were used for offering expenses, professional fees, advertising/marketing, and working capital. We raised approximately $400,000 from our offerings during the six months ending April 30, 2012. We have expended the majority of our capital raised to date for merger costs and consulting fees/salaries for company management and product development.

We are currently seeking funding for our plan of operations. We seek to raise up to $10,000,000 in order to continue our marketing plan, build a customer base and increase revenues. To achieve our goals, a large portion of the funds raised will be invested in sales and marketing expenses. Our success is contingent upon having enough capital to build enough customers to support the business. We expect to raise additional funds within the next 3-6 months. A private placement is the most likely scenario for the Company to achieve success in raising additional funds for its operations.

Cash flows from operating activities

Cash used in operating activities for the six months ended April 30, 2012 and 2011 was $1,121,887 and $1,124,663, respectively. The decrease is primarily due to revenue from operations of Pringo.

Cash flows from investing activities

Cash used in investing activities for the six months ended April 30, 2012 and 2011 was $208,704 and $0, respectively.  The increase is due to funds expended for software development and license costs as well as the advances associated with a note receivable.

Cash flows from financing activities

Cash provided by financing activities for the six months ended April 30, 2012 and 2011 was $353,001 and $2,071,127, respectively. The cash provided by financing for both periods were due to us completing approximately $0.4 million and $2.2 million of private placements, respectively.

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

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been electronically delivered, the license fee is fixed or is measured on a paid user basis; and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.

Provided all other revenue criteria are met, the upfront, minimum, non-refundable license fees from customers are generally recognized upon delivery and on-going royalty fees are generally recognized upon reports of new licenses issued. Revenue on sales to resellers is recognized when evidence of an end user arrangement exists and recorded net of related costs to the resellers.

Professional services revenue consists primarily of revenue received for assisting with the customization and implementation of our software, on-site support, and other consulting services. Many customers who license our software also enter into separate professional services arrangements with us. We always account for professional services separately from license revenue as professional services are considered essential to the functionality of the software based on the nature of our software products. Substantially all of our professional services arrangements that are billed on a time and materials basis are recognized as the services are performed. Contracts with fixed or not-to-exceed fees are recognized on a percentage-of-completion. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. VSOE of fair value of consulting services is based upon stand-alone sales of those services. Payments received in advance of consulting services performed are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month.

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

New Directors

On April 18, 2012, the Board of the Company appointed (i) Dr. Glenda Glover and (ii) Gregory Goldberg to serve as members of the Board, effective immediately.

A brief description of the background experience of our two new directors is as follows:

Dr. Glover has been the Dean of the College of Business at Jackson State University in Jackson, Mississippi, since 1994. She has been a member of the Board of Directors of First Guaranty Bancshares since 2010 and has served as the Chair of the Audit Committee since 2010.  She has been a member of the Advisory Board of Regions Bank of Mississippi and also served as the Chairman of the Board of Commissioners of the Jackson (Mississippi) Airport Authority since 2002.  She is regarded as one of the nation's experts on corporate governance. She is a highly sought motivational speaker and political strategist.  Dr. Glover is a Certified Public Accountant. She received her Bachelor of Science degree from Tennessee State University, her Master of Business Administration from Clark Atlanta University, and her Doctor of Philosophy from George Washington University. Dr. Glover also completed the Doctor of Jurisprudence at Georgetown University, and is member of the Maryland bar.  The Board considers Dr. Glover’s extensive qualifications as a Certified Public Accountant, an attorney, a high-level finance administrator and educator qualify her to serve as a member of the Board and would bring improvement to the Company’s corporate governance.

Mr. Goldberg has been an officer and member of PCPM GP, LLC and a manager and member of Professional Traders management, LLC since 2003.  Mr. Goldberg was a Principal at Ocean View Capital LLC where he managed a long/short equity fund from 1998 to 2003.  From 1994 to 1998, Mr. Goldberg was a Managing Director at Prudential Investments where he was the lead portfolio manager for growth equity products, including mutual funds, variable annuities and general accounts totaling two billion US dollar.  Mr. Goldberg received his Bachelor of Science degree in Business Administration and Marketing/Finance from Marist College in 1984. The Board considers Mr. Goldberg’s 20 years of experience in financial industry qualifies him to serve as a member of the Board and would bring contributions to the Company’s financial management function.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide this information.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)
Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered such that the information required to be disclosed in our “SEC” reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO, as appropriate to allow timely decisions regarding required disclosure. Our CEO and CFO concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures, that as of April 30, 2012, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended October 31, 2011.

Changes in Internal Controls over Financial Reporting

(b)	Changes in internal control over financial reporting.

On May 1, 2012, the Board appointed James A. Burk as the Company’s CFO, effective immediately. Mr. Burk has held high-level finance positions, including CFO, with various public and private organizations and industries for more than 30 years.

We believe the addition of Mr. Burk improves the Company’s ability to remediate the material weaknesses identified above.  However, we cannot guarantee this measure will fully cure such material weaknesses. Without an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market value of our securities may be adversely impacted.

Except for the resignation of Mr. Kostiuk as CFO and the appointment of Mr. Burk as our new CFO, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

a.	Birlasoft, Inc., v. Pringo Networks LLC.

On or about September 21, 2009, Birlasoft, Inc. filed a civil action in Superior Court of New Jersey, Middlesex County seeking damages in relation to Pringo Networks, LLC’s, the Company’s predecessor, alleged breach of contract.  The claims asserted by Birlasoft, Inc. were disputed and after an initial attempt to settle the case, the Company did not respond to the lawsuit, which resulted in a default judgment in the amount of approximately $59,000 in 2010.  On March 21, 2012, the lawsuit was settled in the amount of $22,000 for all amounts due including the judgment of $59,000 and accounts payable of $44,817 resulting in a gain of $81,817. The $22,000 is to be paid with an initial amount of $4,000 being paid within five (5) days after the execution of the settlement and $2,000 payments on the first business day of each month, for nine (9) months, starting on April 1, 2012.  The outstanding balance on the settlement was $14,000 as of April 30, 2012.

b.	United Business Media, LLC v. Pringo, Inc.

On or about March 19, 2010, United Business Media, LLC filed a civil action in New York County Civil Court, seeking damages in relation to Pringo, Inc.’s alleged breach of contract. The claims asserted by United Business Media, LLC were disputed, and Pringo claimed not to have been properly notified of the lawsuit by its agent for the service of process. Not having had an opportunity to properly defend itself, a default judgment was entered against the Company on October 29, 2010, at the New York County Civil Court, in the amount of $18,037.  United Business Media, LLC later domesticated the default judgment in California, by way of a new action, securing an entry of a sister-state judgment on May 9, 2011 in the amount of $18,984. In October 2011, the Company settled this litigation with United Business Media, LLC for $12,000 resulting in a gain of $6,984. The settlement was fully paid as of April 30, 2012.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide this information.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended April 30, 2012, the Company received net proceeds of $403,001 and a subscription receivable of $5,000 from various investors for the sale of 816,001 shares of its common stock.  The issuance and sale of common stock was an unregistered sale of securities issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), and Regulation S of the Securities Act of 1933.

In March 2012, the Company issued 494,627 shares of stock to a vendor in full repayment of a $93,980 included in accounts payable of the Company.  The issuance and sale of common stock was an unregistered sale of securities issued in reliance on the exemption under Section 4(2) of the 1933 Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

10.1
Director Agreement (Non-Employee Director), dated April 18, 2012, by and among MobileBits Holdings Corporation, Pringo, Inc., MobileBits Corporation, and Dr. Glenda Glover. incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 7, 2012

10.2
Director Agreement (Non-Employee Director), dated April 18, 2012, by and among MobileBits Holdings Corporation, Pringo, Inc., MobileBits Corporation, and Gregory Goldberg. incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 7, 2012

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

MOBILEBITS HOLDINGS CORPORATION

Date: June 14, 2012	By:	/s/ Majid Abai
Majid Abai
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)