Form 10-Q
period 2012-07-31
MobileBits Holdings Corp
filed 2012-09-13
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
_______________

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of September 13, 2012, the Company had 58,897,627 shares of common stock issued and outstanding.

MobileBits Holdings Corporation
FORM 10-Q
For period ended July 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II-- OTHER INFORMATION
Item 1	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MobileBits Holdings Corporation
Consolidated Financial Statements
July 31, 2012
(Unaudited)

CONTENTS
Page(s)
Consolidated Financial Statements:

Consolidated Balance Sheets - As of July 31, 2012 and October 31, 2011	4

Consolidated Statements of Operations - For the three and nine months ended July 31, 2012 and 2011	5

Consolidated Statements of Cash Flows - For the nine months ended July 31, 2012 and 2011,	6

Notes to Consolidated Financial Statements	7-16

MobileBits Holdings Corporation
Consolidated Balance Sheets
(Unaudited)

	July 31,	October 31,
	2012	2011
ASSETS
Current assets:
Cash	$387,140	$1,330,166
Investments in marketable securities	222	-
Accounts receivable, net	258,637	-
Notes receivable, net	153,390	-
Prepaid expenses and other current assets	18,242	44,455
Total current assets	817,631	1,374,621

Property and equipment, net	30,113	10,674
Software development costs, net	204,499	-
Software license costs, net	21,490	-
Intangibles assets, net	3,212,392	-
Goodwill	11,303,803	-

TOTAL ASSETS	$15,589,928	$1,385,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$153,379	$70,749
Accounts payable and accrued expenses – related parties	391,965	197,881
Stock payable	125,750	-
Short-term debt – related party	53,000	-
Deferred revenues	118,963	-
Total current liabilities	843,057	268,630

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares
authorized; 58,897,627 and 29,051,616 shares issued and outstanding, respectively	58,898	29,052
Additional paid-in capital	33,291,697	5,731,518
Subscriptions receivable	(15,760)	-
Accumulated deficit	(18,587,964)	(4,643,905)
Total stockholders' equity	14,746,871	1,116,665

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,589,928	$1,385,295

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2012	2011	2012	2011

REVENUES	$97,907	$-	$386,887	$-
COST OF REVENUES	88,052	-	195,786	-

GROSS PROFIT	9,855	-	191,101	-

OPERATING EXPENSES:
Selling, general and administrative	2,024,204	582,230	13,215,833	1,608,546
Depreciation and amortization	292,000	1,121	783,120	3,363
Total operating expenses	2,316,204	583,351	13,998,953	1,611,909

LOSS FROM OPERATIONS	(2,306,349)	(583,351)	(13,807,852)	(1,611,909)

OTHER INCOME (EXPENSE):
Gain on lawsuit settlement	-	-	88,801	-
Unrealized loss on foreign currency exchange	(10,262)	-	(12,462)	-
Interest expense, net	(1,012)	-	(212,546)	-

NET LOSS	$(2,317,623)	$(583,351)	$(13,944,059)	$(1,611,909)

Net loss per common share - basic and diluted	$(0.04)	$(0.02)	$(0.26)	$(0.06)

Weighted average number of common shares outstanding during the period - basic and diluted	58,014,568	26,123,159	53,305,399	25,007,258

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	July 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,944,059)	$(1,611,909)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debt expense	79,400	-
Gain on lawsuit settlement	(88,801)	-
Common shares issued for interest expense	200,872	-
Stock-based compensation	11,320,352	437,772
Depreciation and amortization	783,120	3,363
Unrealized loss on foreign currency exchange	12,462	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(214,077)	-
Decrease (increase) in prepaid expenses	32,940	(2,384)
Decrease in accounts payable	34,839	(168,451)
Decrease in accounts payable – related parties	(74,466)	(198,934)
Increase in deferred revenues	109,810	-
Net cash used in operating activities	(1,747,608)	(1,540,543)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances paid on notes receivable	(165,852)	-
Software development costs incurred	(164,737)	-
License costs incurred	(24,956)	-
Purchases of property and equipment	(16,623)	-
Net cash used in investing activities	(372,168)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	(57,000)	-
Proceeds from issuances of common stock, net	1,233,750	2,442,909
Net cash provided by financing activities	1,176,750	2,442,909
Net increase (decrease) in cash	(943,026)	902,366
Cash at beginning of period	1,330,166	64,295
Cash at end of period	$387,140	$966,661

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$13,577	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for interest	$23,288	$-
Common shares issued for accounts payable	93,980	-
Common shares issued for stock payable	-	171,000
Common shares issued for notes payable	81,000	-
Commissions due on common stock sales - related party	-	105,489
Cancellation of shares	3,000	-
Subscription receivable	15,760	-
Fair value of common shares issued to acquire Pringo, Inc.	14,726,772	-

See accompanying summary of accounting policies and notes to consolidated financial statements.

   MobileBits Holdings Corporation
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of MobileBits Holdings Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In management's opinion, all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended July 31, 2012 are not necessarily indicative of results for the full fiscal year.

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

On December 5, 2011, we amended our Articles of Incorporation in the State of Nevada to increase the maximum number of shares of stock that we are authorized to have outstanding at any time to two hundred fifty million 250,000,000 shares of par value $0.001 common stock.

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

Cash and Cash Equivalents

We consider short term, highly liquid investments that have an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances in one financial institution. The balances are insured by the Federal Deposit Insurance Corporation. At July 31, 2012, the Company had a cash balance of $387,140 all of which was insured.

Accounts Receivable and Allowance for Bad Debt

The allowance for doubtful accounts is based on the Company’s past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowance for doubtful accounts is determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At July 31, 2012, the allowance for doubtful accounts totaled $93,303. For the nine months ended July 31, 2012, the Company recorded bad debt expense of $79,400.

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

The Company follows ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of July 31, 2012, the Company had not recorded any tax benefits from uncertain tax positions.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. For the nine months ended July 31, 2012 and 2011, the Company excluded common stock equivalents of and, respectively, since they have anti-dilutive effect on the earnings per share. There were no potentially dilutive effects on the earnings per share.

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that other than what is disclosed in Note 14, there were no subsequent events to recognized or disclosed in these financial statement.

Recent Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position or cash flows of the Company.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $13,944,059 and net cash used in operations of $1,747,608 for the nine months ended July 31, 2012; and an accumulated deficit of $18,587,964 at July 31, 2012. In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In response to these factors, the management intends to take on the following actions:

-	seek additional funding from private placement and public offerings,
-	seek additional funding from third party debt financings; and
-	continue the implementation of the business plan, which may include merging with or acquiring other operating entities.

NOTE 4 – ACQUISITIONS

PRINGO, INC

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

Goodwill and intangible assets:

The purchase price and costs associated with the acquisition exceeded the net assets acquired by $15,083,803 on December 6, 2011, of which $3,780,000 was allocated to acquire technology and other intangible assets such as customer relationships and the remaining $11,303,803 was assigned to goodwill.

PENDING ACQUISITION OF AIXUM TEC

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

The Company or Aixum, as the case may be, is entitled to various remedies, including a cash payment of $250,000, upon termination of the Exchange Agreement based on the other’s breach of representations and warranties as well as certain obligations. In the event of termination, MobileBits will continue to have the exclusive right to license the Samy4me product until the earlier of  March 7, 2014 or repayment of the promissory note between Aixum and MobileBits dated March 7, 2012 providing for MobileBits to lend up to 110,000 CHF (approximately $114,800) at 5% interest rate payable on September 13, 2012.  On June 19, 2012, the Company entered an amendment to increase the principal amount to 180,000 CHF (approximately $183,929). As of July 31, 2012, 150,000 CHF (approximately $153,275) had been advanced to Aixum by MobileBits. The amount has been classified as note receivable. In addition, MobileBits agreed to pay Aixum 22,000 CHF (approximately $24,956) to upgrade the Samy4Me product for MobileBits use in the United States and Canada. This cost has been capitalized as license costs and is being amortized over three years. The closing is subject to providing audited financial statements for the years’ ended December 31, 2010 and 2011 as well as completion of other customary closing conditions.  The transaction is expected to be completed by November 15, 2012.

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment at July 31, 2012 and October 31, 2011:

	Estimated	July 31,	October 31,
	Useful Lives	2012	2011
Furniture and fixtures	5	$8,248	$-
Equipment	5	25,515	-
Website and database	3	19,079	19,079
Subtotal		52,842	19,079
Less: accumulated depreciation		(22,729)	(8,405)
Property and equipment, net		$30,113	$10,674

For the nine months ended July 31, 2012 and 2011, total depreciation expense was $14,324 and $3,363, respectively.

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

The following is a summary of the Company’s software development costs at July 31, 2012 and October 31, 2011:

	July 31,	October 31,
	2012	2011
Software development costs	$217,384	$-
Additional software development costs incurred	164,737	-
Less: accumulated amortization	(177,622)	-
Software development costs, net	$204,499	$-

For the nine months ended July 31, 2012 and 2011, total amortization expense was $177,622 and $0, respectively.

NOTE 7 – SOFTWARE LICENSE COSTS

The following is a summary of the Company’s software license costs at July 31, 2012 and October 31, 2011:

	July 31,	October 31,
	2012	2011
Software license costs acquired	$24,956	$-
Less: accumulated amortization	(3,466)	-
Software license costs, net	$21,490	$-

For the nine months ended July 31, 2012 and 2011, total amortization expense was $3,466 and $0, respectively.

NOTE 8 – INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets at July 31, 2012 and October 31, 2011:

	Estimated
	Useful Lives	July 31, 2012	October 31, 2011
Domain name		$20,100	$-
Developed technology - software	3	2,140,000	-
Customer relationships	3	1,010,000	-
Trade name	3	630,000	-
Subtotal		3,800,100	-
Less: accumulated amortization		(587,708)	-
Intangible assets, net		$3,212,392	$-

For the nine months ended July 31, 2012 and 2011, the Company recognized amortization expense of $587,708 and $0, respectively.

NOTE 9 – NOTES PAYABLE – RELATED PARTY

The Company acquired a promissory note in the amount of $110,000 in the Pringo Merger, accruing interest at 10% per annum, to a related party. On February 1, 2012, the note was extended through June 30, 2012 with the full balance of the $110,000 to be repaid by June 30, 2012. The parties are in the process of negotiating new payment terms.  The balance on the note as of July 31, 2012 was $53,000.

In addition, on December 22, 2011 the Company converted an $81,000 note payable and accrued interest of $23,288 by issuing 610,319 shares of common stock valued at $305,160. The value in excess of the principal in the amount of $200,872 was recorded as additional interest expense.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of July 31, 2012, the Company had outstanding payables to related parties of the Company in the amount of $391,965. $227,584 was owed to The Abai Group, Inc. for the services performed and $164,381 was owed to Walter Kostiuk primarily for commissions on sale of the Company’s common stock and unpaid salary.

During the nine months ended July 31, 2012 and 2011, the Company paid Walter Kostiuk $20,000 and $148,779, respectively, primarily related to salary owed and commissions on sale of the Company's common stock.

In connection with the Pringo Merger, 3,000,000 shares owned by Walter Kostiuk were cancelled after the issuance of 29,453,544 shares issued to Pringo, Inc. shareholders.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As the result of the Pringo Merger, the Company moved its principal office to 11835 W. Olympic Boulevard, Suite 855 Los Angeles, California. The rent for this location was $3,128 per month through February 2012. After March 2012, the rent increased to $3,378 per month.

The Company is also maintaining an office in Sarasota, Florida located at 5901 N. Honere Ave.  The rent for three months was $1,175 per month for the period January 1, 2011 through March 31, 2011. On April 1, 2011, the Company expanded its space and renewed its lease for a twelve-month period for $1,192 per month. On March 1, 2012, the Company entered into a twelve-month lease for $3,705 per month.

Litigation Matters: Birlasoft, Inc., v. Pringo Networks LLC

On or about September 21, 2009, Birlasoft, Inc. filed a civil action in Superior Court of New Jersey, Middlesex County seeking damages in relation to Pringo Networks, LLC’s, the Company’s predecessor, alleged breach of contract.  The claims asserted by Birlasoft, Inc. were disputed and after an initial attempt to settle the case, the Company did not respond to the lawsuit, which resulted in a default judgment in the amount of approximately $59,000 in 2010.  On March 21, 2012, the lawsuit was settled in the amount of $22,000 for all amounts due including the previously accrued judgment of $59,000 and accounts payable of $44,817 resulting in a gain of $81,817. The $22,000 is to be paid with an initial amount of $4,000 being paid within five (5) days after the execution of the settlement and $2,000 payments on the first business day of each month, for nine (9) months, starting on April 1, 2012.  The outstanding balance on the settlement was $8,000 as of July 31, 2012 and this amount was accrued by the Company.

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company recorded amortization of share-based compensation of $11,320,352 for the nine months ended July 31, 2012 for options granted during the nine months ended July 31, 2012 and prior to October 31, 2011. All Pringo’s options were fully vested on the date of the Pringo Merger.

During the nine months ended July 31, 2012, the Company received net proceeds of $1,233,750 including a subscription receivable of $15,760 from various investors for the sale of 2,539,021 shares of its common stock.  As of July 31, 2012, 2,287,521 shares of the stock had been issued and 251,500 shares of stock have not been issued.  The $125,750 in funds received for the stock not issued has been recorded as a stock payable on the balance sheet as of July 31, 2012.

In March 2012, the Company issued 494,627 shares of common stock to a vendor in payment of a $93,980 accounts payable.

On December 6, 2011, the Company issued 29,453,544 shares of common stock valued at $0.50 per share to Pringo, Inc. shareholders in connection with the Pringo Merger. In connection with the Pringo Merger, Walter Kostiuk, returned 3,000,000 shares for cancellation after the issuance of 29,453,544 shares issued to Pringo, Inc. shareholders.

On December 22, 2011, the Company issued 610,319 shares of common stock for a note payable in the amount of $81,000.  The value of the shares in excess of the principal $200,872 was recorded as interest expense.

NOTE 13 – STOCK OPTION ACTIVITIES

The Company issued various options during the nine months ending July 31, 2012. The Company issued 8,220,469 options with a fair value of $4,094,363 to Pringo employees in connection with the Pringo Merger, 2,650,000 options with a fair value of $1,318,215 to current and new MobileBits employees and 27,100,000 options with a fair value of $13,483,251 to officers and directors.

The following is a summary of stock option activities for the nine months ended July 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, October 31, 2011	3,404,016	$1.43	6.75	$8,751,380
Granted	37,970,469	0.44
Exercised	-	-
Forfeited	(1,421,154)	3.41
Expired	-	-
Outstanding, July 31, 2012	39,953,331	0.46	6.29	12,001,325
Exercisable, July 31, 2012	20,996,664	0.41

The above options were valued using the Black-Scholes option-pricing model and the following parameters: (1) 0.86% to 2.80 % risk-free discount rate, (2) expected volatility of 200.89% to 213.09%, (3) $0 expected dividends, and (4) an expected term of 5 to 15 years for each grant based on the term of the options.

The following is a summary of outstanding stock options at July 31, 2012:

Number of Common Stock Equivalents Options	Expiration Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Average Remaining Contracted Life (Years)
208,335	01/21/2015	2.48	$0.50	0.0129
420,681	06/27/2016	3.91	$0.75	0.0412
62,499	10/31/2016	4.25	$0.50	0.0067
500,000	11/01/2016	4.26	$0.51	0.0533
300,000	04/17/2017	4.72	$0.51	0.0354
7,674,026	05/31/2018	5.84	$0.19	1.1209
1,000,000	08/15/2018	6.04	$0.51	0.1513
25,000	09/05/2018	6.10	$0.51	0.0038
187,790	09/20/2018	6.14	$0.19	0.0289
250,000	10/31/2018	6.25	$0.51	0.0391
100,000	11/13/2018	6.29	$0.51	0.0157
23,500,000	12/01/2018	6.34	$0.50	3.7289
1,000,000	12/05/2018	6.35	$0.51	0.1590
125,000	01/01/2019	6.42	$0.51	0.0201
50,000	02/12/2019	6.54	$0.51	0.0082
3,000,000	04/30/2019	6.75	$0.51	0.5069
1,000,000	04/30/2020	7.75	$1.00	0.1941
250,000	04/30/2021	8.75	$0.51	0.0548
300,000	12/05/2026	14.36	$0.51	0.1078
39,953,331				6.29

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at July 31, 2012 was $8,951,184.

NOTE 14 – SUBSEQUENT EVENTS

The Company has received cash proceeds of $167,000 subsequent July 31, 2012 to purchase common stock. The corresponding shares have not been issued as of September 13, 2012.

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

Plan of Operation

On December 6, 2011, through MB Pringo Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), we completed a merger with Pringo, Inc. a Delaware corporation (“Pringo”). As a result of the Merger, Merger Sub merged with and into Pringo, with Pringo surviving the Pringo Merger as our wholly owned subsidiary.

Through Pringo we offer software products that combine multi-lingual enterprise-class portals, content management systems, social collaboration features, and user management tools in various open-source packages. We distinguish ourselves from other products of the same class in the market in four distinct areas: Our products are offered in an open-source format; available in 23 languages; Our products are easily integrated and easily deployed by enterprises; and we offer over 400 customizable features.

Currently we are in the process of acquiring Aixum Tec AG, a Liechtenstein company, who is a provider of mobile marketing and loyalty solutions for the hyper-local business marketplace. Through its flagship product, Samy4Me™, Aixum provides an end-to-end solution that connects national and local merchants with targeted customers through their iPhone and Android smartphones. Samy4me provides an ever-growing mobile consumer community with the ability to choose and develop relationships with merchants and retailers. Merchants can create direct communication channels, deliver product information and offers, synchronize their loyalty systems, provide in-app purchases and reconcile through POS systems, all underlined by a rich reporting software that measures results of various campaigns in the social local mobile landscape.

Over the next twelve months, we intend to connect the value of Pringo Connect with the benefits of Samy4me and continue building our business plan. We also plan on seeking strategic partnerships to increase the number of users that utilize our technologies and generate scalable and repeatable revenue.

Recent Development

Change of Officer and Director

On August 1, 2012, Majid Abai submitted a resignation letter pursuant to which he resigned as a director and Chief Executive Officer of the Company.  Mr. Abai also resigned as Chief Executive Officer and director of our two wholly-owned subsidiaries, MBC and Pringo.  Mr. Abai’s resignation was not the result of any disagreement with us on any matter relating to our operations, policies (including accounting or financial policies) or practices. Commencing August 1, 2012, Walter Kostiuk has acted as the Company’s new principal executive officer. Mr. Kostiuk has been our President, Chief Strategy Officer, and Chairman of the Board of Directors since December 2011.

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

Results of Operation

Three Months Ended July 31, 2012 compared to the Three Months Ended July 31, 2011

Revenues

Our revenues were $97,907 for the three months ended July 31, 2012 compared to $0 for the three months ended July 31, 2011. We started to generate revenues after we acquired Pringo. Our revenues come from the existing of Pringo as well as new signed contracts. For the three-month period, license fees professional service fees and hosting fees totaled $10,156, $84,401 and $3,350, respectively.

Cost of Revenues

Our cost of revenues was $88,052 for the three months ended July 31, 2012 compared to $0 for the three months ended July 31, 2011. Cost of revenues is incurred on the revenues generated from Pringo contracts. For the three month period, costs associated with professional service fees were $84,972 and costs for hosting fees were $3,080.

Selling, General and Administrative Expenses

Our total selling, general and administrative expenses were $2,024,204 for the three months ended July 31, 2012 compared to $582,230 for the three months ended July 31, 2011. The increase is primarily due to an increase of $1,054,606 in stock option expense; higher salary costs associated with new hires and increased professional fees.

Depreciation and Amortization

Depreciation and amortization was $292,000 for the three months ended July 31, 2012 compared to $1,121 for the three months ended July 31, 2011. The increase is due to the additional assets acquired in the Pringo Merger as well as the amortization of software and development costs capitalized during the period.

Interest Expense

Interest expense was $1,012 for the three months ended July 31, 2012 compared to $0 for the three months ended July 31, 2011.

Nine Months Ended July 31, 2012 compared to the Nine Months Ended July 31, 2011

Revenues

Our revenues were $386,887 for the nine months ended July 31, 2012 compared to $0 for the nine months ended July 31, 2011. Our revenues come from the existing contracts of Pringo as well as new signed contracts.  For the nine-month period, license fees professional service fees and hosting fees totaled $122,126, $254,061 and $10,700, respectively

Cost of Revenues

Our cost of revenues was $195,786 for the nine months ended July 31, 2012 compared to $0 for the nine months ended July 31, 2011. Cost of revenues is incurred on the revenues generated from Pringo contracts. For the nine-month period, costs associated with professional service fees were $190,774 and costs for hosting fees were $5,012, respectively.

Selling, General and Administrative Expenses

Our total selling, general and administrative expenses were $13,215,833 for the nine months ended July 31, 2012 compared to $1,608,546 for the nine months ended July 31, 2011. The increase is primarily due to a $10,882,580 increase in stock option expense in 2012 and higher salary costs from new hires and the addition of Pringo employees as well as increased professional fees.

Depreciation and Amortization

Depreciation and amortization was $783,120 for the nine months ended July 31, 2012 compared to $3,363 for the nine months ended July 31, 2011. The increase is due to the additional assets acquired in the Pringo Merger as well as the amortization of capitalized software development costs incurred in the nine months ended July 31, 2012.

Lawsuit Settlement

For the nine months ended July 31, 2012, the Company realized a gain on lawsuit settlement with Birlasoft, Inc, in the amount of $88,801.

Interest Expense

Interest expense was $212,546 for the nine months ended July 31, 2012 compared to $0 for the nine months ended July 31, 2011.

Liquidity and Capital Resources

As of July 31, 2012, we had $387,140 available in cash as compared to $1,330,166 as of October 31, 2011. The decrease in cash is primarily due to losses from operations, the additional expenditures associated with the Pringo Merger, increased costs of software development and licenses, and funds advanced for a note receivable from Aixum and movements in working capital.

The Company has started generating revenues, but has an accumulated deficit at July 31, 2012 of $18,587,964. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In response to these factors, management has taken the following actions:

• -	seek additional funding from private placement and public offerings,
• -	seek additional funding from third party debt financings; and
• -	continue the implementation of the business plan, which may include merging with or acquiring other operating entities.

The use of proceeds from our unregistered common share sales that occurred for the nine months ending July 31, 2012 and 2011 were used for offering expenses, salaries, professional fees, advertising/marketing, and working capital. We raised approximately $1,233,750 from our offerings during the nine months ending July 31, 2012. We have expended the majority of our capital raised to date for merger costs and consulting fees/salaries for company management and product development.

We are currently seeking funding for our plan of operations. We seek to raise up to $10,000,000 in order to continue our marketing plan, build a customer base and increase revenues. To achieve our goals, a large portion of the funds raised will be invested in sales and marketing expenses. Our success is contingent upon having enough capital to build enough customers to support the business. We expect to raise additional funds within the next 3 months. A private placement is the most likely scenario for the Company to achieve success in raising additional funds for its operations.

Cash flows from operating activities

Cash used in operating activities for the nine months ended July 31, 2012 and 2011 was $1,747,608 and $1,540,543, respectively. The increase is primarily due to increased salary costs and professional fees.

Cash flows from investing activities

Cash used in investing activities for the nine months ended July 31, 2012 and 2011 was $372,168 and $0, respectively. The increase is due to money spent on software development and license costs as well as the advances associated with a note receivable.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended July 31, 2012 and 2011 was $1,176,750 and $2,442,909, respectively. The cash provided by financing for both periods were due to us completing approximately $1.2 million and $2.4 million of private placements, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of the end of the period covered, that such that the information required to be disclosed in our “SEC” reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO, as appropriate to allow timely decisions regarding required disclosure. Our CEO and CFO concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures, that as of July 31, 2012, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended October 31, 2011.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Birlasoft, Inc., v. Pringo Networks LLC.

On or about September 21, 2009, Birlasoft, Inc. filed a civil action in Superior Court of New Jersey, Middlesex County seeking damages in relation to Pringo Networks, LLC’s, the Company’s predecessor, alleged breach of contract.  The claims asserted by Birlasoft, Inc. were disputed and after an initial attempt to settle the case, the Company did not respond to the lawsuit, which resulted in a default judgment in the amount of approximately $59,000 in 2010.  On March 21, 2012, the lawsuit was settled in the amount of $22,000 for all amounts due including the judgment of $59,000 and accounts payable of $44,817 resulting in a gain of $81,817. The $22,000 is to be paid with an initial amount of $4,000 being paid within five (5) days after the execution of the settlement and $2,000 payments on the first business day of each month, for nine (9) months, starting on April 1, 2012.  The outstanding balance on the settlement was 8,000 as of July 31, 2012 and the amount has been accrued by the Company.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended July 31, 2012, the Company received net proceeds of $800,001 and a subscription receivable of $10,760 from various investors or the sale of its common stock. During the nine months ended July 31, 2012, the Company received net proceeds of $1,233,750 and a subscription receivable of $15,760 from various investors for the sale of shares of its common stock.

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

MOBILEBITS HOLDINGS CORPORATION

Date: September 13, 2012	By:	Walter Kostiuk
Walter Kostiuk
President (Duly Authorized Officer and Principal Executive Officer)