Form 10-K
period 2012-10-31
MobileBits Holdings Corp
filed 2013-02-13
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

  FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the OTC Markets was $21,527,039.

The number of shares outstanding of the registrant’s common stock as of January 31, 2013 is 65,854,188 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MobileBits Holdings Corporation
FORM 10-K
For the Fiscal Year Ended October 31, 2012

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

MobileBits Holdings Corporation is a globally focused mobile marketing company publicly traded on the OTC Markets (MBIT). The Company offers businesses a mobile marketing and loyalty network solution called SAMY that enables merchants, retailers and brands to connect with consumers in their local area through their mobile devices.  The product provides businesses a complete set of cloud based tools to connect with, create and manage mobile campaigns, deals, redemptions, offers, loyalty programs, social media, commerce and rewards to a subscribed mobile consumer through a mobile application. To consumers, SAMY provides a single “mobile mall” application to connect with any number of their favorite stores and brands, view special offers, receive and store coupons, see the latest promotions and earn rewards.  Mobile consumers collect and gather their favorite restaurants, stores, retailers, deals, loyalty points and more right on their smartphones; resulting in a very personalized experience.

Business Development, Organization and Acquisition Activities

MobileBits began in 2009 as a development stage mobile content delivery company seeking to connect consumers and marketers around relevant information on mobile devices. In 2010 it acquired Pringo Inc., based in Los Angeles California. Pringo Inc. brought the Company a full development platform called Pringo Connect, in development since 2006 as well as its development team. Pringo's business focus was licensing software and selling professional services to enterprises looking to create socially integrated web assets. In 2011, MobileBits acquired Aixum Tec AG, a European based organization focused on a merchant and consumer loyalty application platform called SAMY4ME which provided an easy to use software interface for both businesses and consumers connecting around loyalty card integration and offers.

In 2012, MobileBits completed the integration of Pringo Connect and the SAMY4ME platforms, re-branding the product to SAMY and re-focusing the Company to offer businesses a direct marketing network solution intent on delivering a solution that provides similar value to today's shopping centers and malls.

MobileBits Acquisition

MobileBits Holdings Corporation, formerly Bellmore Corporation (“BC”) was incorporated in the State of Nevada on July 22, 2008.  On January 25, 2010, BC changed its name to MobileBits Holdings Corporation (the “Company”, “MobileBits” or “MB”).

MobileBits Corporation (“MBC”) was incorporated in Florida on March 2009. The business was founded with the intention of providing a platform that connected marketers to consumers around meaningful content available on mobile devices.

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

Pringo Acquisition

On December 6, 2011, through MB Pringo Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), MobileBits completed a merger with Pringo, Inc. a Delaware corporation (“Pringo”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated June 23, 2011 (the “Pringo Merger”). As a result of the Merger, Merger Sub merged with and into Pringo, with Pringo surviving the Merger as the Company’s wholly-owned subsidiary.

Pursuant to the Merger Agreement, each share of common stock of Pringo issued and outstanding immediately prior to the effective time, was converted into the right to receive a number of shares of our common stock such that immediately after the Merger,  Pringo’s stockholders, and the holders of Pringo’s outstanding options and warrants, owned fifty percent (50%) of our then outstanding shares of common stock on a fully diluted basis (as if all of Pringo’s and Parent’s options and warrants were exercised), and our stockholders, and holders of our outstanding options and warrants, owned fifty percent (50%) of its then outstanding shares of our common stock on a fully diluted basis (as if all of Pringo’s and our options and warrants were exercised).  At the closing of the Pringo Merger on December 6, 2011, Pringo’s stockholders immediately prior to the Pringo Merger were issued 29,453,544 shares of common stock of MobileBits.

Pringo is a Delaware “C” Corporation headquartered in Los Angeles, California. Established in 2006, Pringo offers software products that combine multi-lingual enterprise-class portals, content management systems, social collaboration features, and user management tools in open-source development packages. Pringo distinguishes itself from other products in the market in four distinct areas: Pringo products are offered in an open-architecture format; available in 23 languages; Pringo products are easily integrated and deployed by enterprises; and Pringo offers over 400 customizable features.

Aixum Acquisition

On September 28, 2012, the Company completed a share exchange with Aixum Tec AG, a Liechtenstein Company (“Aixum”), pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), dated May 21, 2012 (the “Stock Exchange”). As a result of the Stock Exchange Aixum is a wholly-owned subsidiary of MobileBits.

Pursuant to the Stock Exchange Agreement, at the closing of the Stock Exchange each seller (a “seller”, and collectively, the “Sellers”) sold to the Company its shares of Aixum (the “Transferred Shares”). In consideration for the Transferred Shares, the Company issued to each Seller such seller’s pro rata portion of a number of shares of the Common Stock, par value $0.001 per share, of the Company, equal to (A) 6,666,667 minus (B) the sum of (i) the Liability Shares (as defined in the Stock Exchange Agreement), if any, plus (ii) the Cost Shares (as defined in the Stock Exchange Agreement), if any. On the Closing Date, MobileBits issued an aggregate of 5,803,061 of its Common Stock to the Sellers valued at $2,901,531.

Aixum owns the rights to the propriety network solution known as SAMY4ME which provides a cloud-based software platform making it simple for any business to create their own mobile advertising campaigns and synchronize loyalty cards on smartphones.

Principal Products, Services and Principal Markets

Today, MobileBits offers a product called SAMY, which is a mobile marketing and loyalty network that enables merchants, retailers or brands to connect with of consumers in their local area through their mobile devices.  The solution provides a complete set of cloud- based tools to connect with, create and manage mobile campaigns, deals, offers, loyalty and rewards to a subscribed mobile consumer. To businesses, SAMY provides a single self-serve mobile marketing & loyalty platform that enables businesses to create, design and publish their offers, coupons, promotions, loyalty cards and gift cards to a mobile storefront. To consumers, SAMY provides a single “mobile mall” application and experience where a shopper can quickly and easily view branded storefronts and be alerted of special offers, purchase products or services, earn rewards, obtain local information and seamlessly integrate their loyalty cards with their mobile devices. SAMY differentiates itself by offering a unique business model and broad integration services to customer software systems providing for a more integrated solution and strategy.

SAMY is currently fully available in Switzerland and Canada.

Developing New Business Strategies

Over the next twelve months, we intend to continue growing our business by expanding the availability and distribution of the SAMY network into other markets and regions around the world. We also plan to offer SAMY under license to certain qualified re-sellers in certain non-primary markets.

MB currently anticipates the implementation of its business plan will require additional investment capital. The Company hopes to raise up to $10 million in equity financing in 2013.  If we are successful in raising the necessary funds, we will use those funds to grow our consumer network and to acquire new merchant customers through increased advertising, sales, and marketing product fulfillment, to fund product development providing additional product functionality, to provide working capital for strategic acquisitions and for other corporate purposes.

Organization & Subsidiaries

MobileBits owns three subsidiaries as the results of following M&A activities:

As a result of the Stock Exchange Agreement between MB and MobileBits Corporation, closed on March 12, 2010, the Company owns 100% of the outstanding common stock of MobileBits, based in Florida.

As a result of the definitive merger agreement between MB and Pringo Inc., closed on December 6, 2011, the Company owns 100% of the outstanding common stock of Pringo Inc., a Delaware corporation based in Los Angeles.

As a result of the Share Exchange Agreement between MB and Aixum Tec AG, closed on September 28, 2012, the Company owns 100% of the outstanding common stock of Aixum, based in Lichtenstein.

MobileBits Holdings Corporation does not have any other subsidiaries.

Products & Services

Products

MobileBits offers a product called SAMY, which is a mobile marketing and loyalty network that enables merchants, retailers and brands to connect with consumers in their local area through smartphones and mobile devices.  The solution provides for a complete set of cloud based tools to connect with, create and manage mobile campaigns, deals, offers, loyalty and rewards to a subscribed mobile consumer. To businesses, SAMY provides a single self-serve mobile marketing & loyalty platform and mobile presence without the need to build and manage their own application strategy. SAMY provides businesses the online tools to create, design and publish their offers, coupons, promotions, loyalty cards and gift cards to their own branded mobile storefront within the SAMY network. To consumers, SAMY provides a single “mobile mall” application and experience where a shopper can quickly and easily view branded storefronts and be alerted of special offers, purchase products or services, earn rewards, obtain local information and seamlessly integrate their loyalty cards with their mobile devices.

Merchants enroll in the SAMY “Mobile Mall” product and maintain a branded mobile storefront to connect with targeted local mobile customers (“subscribers”). The SAMY platform provides brands, merchants, and retailers all the necessary tools to create and capitalize on those marketing opportunities. With SAMY, businesses can:

1. Create real-time mobile offers and campaigns;
2. Integrate and build loyalty and reward programs;
3. Create mobile surveys around new locations, menu items/product lines, and more;
4. Receive rich analytics for performance, reporting and ROI measurement;
5. Manage online public campaigns online with an easy to use software interface;
6. Develop a mobile application storefront;
7. Integrate mobile commerce ;
8. Utilize proximity, LBS and geo-fencing:
9. Incorporate social media - YouTube, Twitter, Facebook, plus others

Services

MobileBits offers businesses the following services:

1. Management and support of a cloud mobile application and online software;

2. System Integration and customization for larger organizations and partners;

3. Support & Maintenance - 24x7 technical support and automatic version updates.

Software Architecture

At the foundation of the SAMY network is our Pringo Connect development platform, a standard LAMP stack (Linux, Apache, MySQL, and PHP) content management system and development platform. The LAMP structure is scalable, proven and easily updatable.  The core codebase is propriety, but any installation can be fully customized based on robust set of abstraction layers. A typical instance is entirely deployed on and leverages the latest cloud computing structure. Pringo Connect facilitates extensibility to third party software systems like point of sale (POS), Gift Cards, Commerce and Loyalty software systems typically installed by a merchant or retailer. Our mobile applications are created in both native OS and HTML5 with native OS wrapper software.

The inherent development platform also provides tools to support any end-to-end digital strategy. The platform provides an open-source format that enables modification of the delivery of each of its 400 plus features. The platform offers four distinct sections that support mobile and web content delivery:

1.       Administration system
2.       Content Management System
3.       Development System
4.       User Management System

Included is an administration tool allowing for easy administration, moderation, and management of digital assets from a central console.

A native Content Management System (CMS) allows for a best-in-class integration of internal content with external information and provides an easy to use CMS that could be utilized by site managers and administrators.

An embedded development platform improves the efficiency of software development by simplifying some of the tedious tasks associated with mobile, web and portal development. The extension platform architecture allows for easy integration with any software that provides APIs, XML, and/or SOAP interface capabilities.

Our platform hosts a robust set of features and add-ons that can be selected, combined and deployed to create an unlimited number of rich user experiences across web and mobile devices.

Contact Info
Loyalty Card
Loyalty Cards
Messaging
Social Sharing
Payment Integration
Gift Card
Reporting
50%
Deals
Locations
SALE
Offers
Ratings/Feedback

20

Product Features

SAMY offers a mobile software application where businesses can set up a branded mobile storefront managed by an online software interface. The online software interface features campaign management, loyalty card synchronization and customization. SAMY storefront customizations provide the ability to quickly and easily connect to your social media functionality as well as deeper integrations to core business systems like point of sale (POS), commerce, loyalty and gift cards.

SAMY offers merchants the following functionality:

- Loyalty/Membership Cards
- Vouchers/Deals and Rewards
- GPS Enable Store Finder
- Messaging and News
- Customer Feedback and Ratings
- Offers and Flyers
- Facebook, Email, Instagram, YouTube and Twitter share functionality
- In-Device payment
- Gift Cards
- Social integrated features

Benefits of SAMY Platform

SAMY extends the same optimal shopping experience of a mall or shopping center into a digital, 'Mobile Mall'.  SAMY provides consumers with a single application to connect with any number of their favorite stores, view offers, receive and store coupons, receive promotions and earn rewards.  Mobile consumers collect and gather their favorite restaurants, stores, retailers, deals, loyalty programs and more right on their smartphone; resulting in a personalized shopping experience.

Shopping centers and malls provide consumers with an optimal shopping experience where one can go to a central location, browse for products, search for sales and buy merchandise. The traditional mall experience provides shoppers with the opportunity to view many different types of vendors all in one place, decide which stores within the mall to shop at, find sales and select specific merchandise to browse and purchase. SAMY extends the same optimal shopping experience onto a mobile device, i.e. “Mobile Mall”. SAMY provides consumers with a single application from which they can connect with any number of merchants, view special offers, receive general product information, make in-app or in-store purchases and earn rewards.

Any consumer using the free SAMY application can customize their choices to meet their tastes and needs to avoid deal fatigue. The consumer can select what type of vendors they are interested in by subscribing to one or many brands. They can easily filter the types of products and services that interest them, while at the same time view everything in the network. They can browse and purchase based on special offers at the retail location, or they can elect to make an in-app purchase with SAMY. All this and more is provided by the SAMY application. Businesses benefit with SAMY through having their own branded storefront integrated to their primary software systems to engage consumers on their mobile devices. The branded mobile storefront is managed by the SAMY online cloud based software which includes various features and touch-points including offers, coupons and loyalty card interaction.

The Challenges

There are a number of challenges facing businesses today. First, implementation and integration with existing business systems is a big task. Second, unifying cross platform/channel marketing is not easy. Third, very few solutions offer the consumer a strong personal experience that compels you to act.  Finally, information coming out of existing products is not complete enough to make smart business decisions.

The Solution

SAMY removes the complexity, risky development and expensive setup costs from the merchant mobile marketing strategies. By leveraging SAMY, businesses gain access to our SAMY online tools and services that allow their brands to be displayed to a broad targeted and local audience. Each business manages a unique branded mobile storefront within the application providing an interactive engagement environment with local mobile consumers. Our merchant partners have access to rich delivery of promotions, surveys, loyalty card integration and many other valuable touch points through the SAMY product. They can adjust messaging of campaigns in real-time guided by reporting and analytics provided within the platform.

Revenue Management

Revenue is generated through a merchant subscriber fee paid monthly for each SAMY subscriber connected to one or many individual branded storefronts in the SAMY network. Each mobile subscription generates a monthly fee beginning when a mobile customer subscribes to a specific merchant branded storefront within the SAMY application. Subscription fees are charged to the merchant for the length of time a SAMY shopper remains subscribed to branded storefront. Each SAMY shopper can subscribe to more than one branded storefronts within the SAMY application. Average revenue per user is determined by multiplying the subscription fee by the number of individual storefronts a SAMY shopper subscribes to.

Legacy Pringo Connect or SAMY Enterprise license revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been electronically delivered, the license fee is fixed or is measured on a paid user basis; and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.

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

Market Entry Strategy

MobileBits enters regions and markets through the use of a direct sales team, resellers and referral agents representing SAMY in each region and market. MobileBits typically targets Tier 1 and 2 retail business with its direct sales force and commission based referral network and leverages reseller partners for tier 3 and 4 merchant sales. SAMY reseller partners typically provide sales, billing and support services.

Customers

MobileBits customers are merchants comprising of general retailers, apparel vendors, quick service restaurants (QSR's), table service restaurants (TSR's) and brands who market and sell various products and services primarily through bricks and mortar store locations. Clients have the flexibility to create their own mobile storefront in the SAMY network and to manage various touch points with consumers.

MobileBits existing enterprise clients include Fortune 100 firms as well as mid-sized and smaller businesses operating in a variety of sectors, including food, apparel, services, and other vertical industries.

MobileBits has contracted with more than a 100 businesses in two countries and continues to grow it sales pipeline. Merchant customers primarily range from Tier 1 customers like McDonald’s to Tier 2 clients like Chairman’s Brand and Extreme Brands.

The more significant customers of the Pringo Connect product currently include:  Comcast, UB Sports, Total Car Score and Square Enix.

Suppliers

The Company is not dependent upon any particular supplier for its operations.

Pricing Strategy & Structure

SAMY Revenue

SAMY software is priced on a subscription model. The standard agreement includes1 to 3-year term, automatically renewed for additional terms.

SAMY Enterprise Revenue

MobileBits also generates revenue from the licensing of SAMY Enterprise. The standard agreement includes 1 to 3-year terms, automatically renewed for additional terms.

Pringo Connect Revenue

MobileBits also generates legacy revenue from the licensing of Pringo Connect. The standard agreement includes 1 to 3-year terms.

Work-For-Hire

MobileBits also generates revenue from accompanying professional services related to SAMY Enterprise and Pringo Connect on a per hour basis, this is typically for customization of specific larger implementations.

Competition

MobileBits feels it has a unique advantage in the marketplace due to its technology offering, integrated merchant suite, ease of integration into legacy enterprise software and unique business model.

There are numerous deal engines, gift card solutions and loyalty programs in the marketplace. The current majority of products in the marketplace focus on delivering a specific aggregate feature rather than a complete integrated solution and they typically support smaller merchants.

The following is an abbreviated list of key competitors:

Key Ring (recently acquired by Gannett);
Where (recently acquired by eBay);
Shop Kick;
Foursquare;
Yelp Inc.;
Facebook;
Google;
eBay;
Groupon;
Living Social.

Intellectual Property

All MobileBits’ software and expertise created by the Company is proprietary, intellectual property.  The Company anticipates certain processes and methodologies to be patentable. All trademarks, rights and copyrights are owned by MobileBits. Some components of SAMY are patent pending. MobileBits owns all the trademarks associated with SAMY, MobileBits and Pringo.

Properties

MobileBits’ principal office is located at 11835 W Olympic Blvd. Suite 855 Los Angeles, CA 90064.  MobileBits has leased this location for three years, starting in February 2010. The rent for this property through February 2011 was $2,877 per month. The rent was increased to $3,128 per month through February 2012. In March 2012, the rent increased to $3,378 per month.

The Company also maintains an office in Sarasota, Florida located at 5901 N. Honere Ave. Suite 110, Sarasota, FL. The rent, on a month to month basis, is $3,875 per month.

The Company’s wholly-owned subsidiary Aixum Tec AG maintains an office at Landstrasse 123, 9495 Triesen, Liechtenstein. In June of 2010, Aixum signed a new three-year lease agreement with its landlord with rent of $2,319 per month for the first 12 months, $2,967 per month for the second 12 months, and $3,566 per month for the last 12 months of the lease.

Employees and Contract Workers

MobileBits currently has six officers managing its day to day operations related to business, accounting, legal, marketing, technology and IR.  The Company has 20 full-time employees in addition to various contracted firms, supporting legal, IR and product development activities.

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

Risks Relating to Our Business

OUR LIMITED OPERATING HISTORY MAY NOT SERVE AS AN ADEQUATE BASIS TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

We have a relatively limited operating history. Such limited operating history makes it difficult for investors to evaluate our business and future operating results. There can be no assurance that we will be able to obtain or sustain profitable operations or that we will even generate significant revenues.  An investor in our securities must consider the risks, uncertainties, and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include:

●	MobileBits products could fail or its performance may not meet our or potential mobile end user expectations.

●
Revenues from contemplated distribution of SAMY in new markets and to achieve the broad adoption by both customers and merchants may take longer than expected or not be achieved impacting our ability to achieve meaningful revenue or meet our revenue projections.

WE MAY NOT BE ABLE TO ACHIEVE THE GROWTH THAT WE EXPECT TO REALIZE WITH THE DISTRIBUTION OF SAMY.

Though the SAMY revenues in Switzerland have increased substantially since inception, we may not be able to generate revenues in the new countries or regions we intend to distribute the SAMY product. We believe that our continued revenue growth will depend, among other factors, on our ability to:

●	acquire new customers and retain existing customers;

●	expand the number, variety and relevance of deals our merchants offer;

●	increase the awareness of our brand domestically and internationally;

●	provide a superior customer service experience for our customers and merchant partners;

●	respond to changes in consumer and merchant access to mobile devices; and

●	react to challenges from existing and new competitors.

OUR BUSINESS COULD SUFFER IF OUR MERCHANT PARTNERS DO NOT MEET THE NEEDS AND EXPECTATIONS OF OUR CUSTOMERS.

Our business depends on our merchant partners providing promotions or offerings that appeal to consumers. Our brand and reputation may be harmed by actions taken by merchant partners that are outside our control. Customer perceived deficiencies in the offerings of one or more of our merchant partners, particularly with respect to an issue affecting the quality of the content offered or the products or services sold, may be attributed by our consumer network users to us, thus damaging our reputation, brand value and potentially affecting our results of operations. In addition, negative publicity and customer sentiment generated as a result of fraudulent or deceptive conduct by our merchant partners could damage our reputation, reduce our ability to attract new customers or retain our current customers, and diminish the value of our brand.

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

WE MAY BE UNABLE TO RETAIN KEY MANAGEMENT PERSONNEL.

Our management and employees can terminate their employment at any time, and the loss of the services of one or more of our executive officers or other key employees could have a material adverse impact on our business. We may be unable to locate and secure and retain talented and qualified employees to implement our plan. If we are unable to attract and retain the necessary technical, sales and other personnel on a cost-effective basis, our business operations and financial performance could be adversely affected.

CURRENT GLOBAL ECONOMIC UNCERTAINTY COULD ADVERSELY AFFECT OUR BUSINESS AND ABILITY TO FINANCE OUR OPERATIONS.

Our operations and performance will depend on worldwide economic conditions, which continue to be uncertain. This could negatively impact consumer spending. Our merchant partners could reduce their willingness to support the SAMY network or terminate their relationships with us. Furthermore, during challenging economic times, our merchant partners may face issues gaining timely access to sufficient credit, which could result in their unwillingness to continue with our service or impair their ability to make timely payments to us. As a consequence, we may experience decreased revenue, be required to increase our allowance for doubtful accounts and our days receivables outstanding would be negatively impacted. If we are unable to finance our operations on acceptable terms as a result of renewed tightening in the credit markets, we may experience increased costs or we may not be able to effectively manage our business. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery. These and other economic factors could have a material adverse effect on our financial condition and operating results.

The current economic uncertainty could affect our ability to continue raising capital. The Company’s ability to implement its business plan is significantly dependent upon raising new capital or financing. If we cannot find adequate capital on reasonable terms, investors will face a significant risk of losing their investments in their entirety.

THE SEVERE GLOBAL ECONOMIC DOWNTURN HAS RESULTED IN VERY WEAK RISK INVESTMENT ENVIROMENT WHICH COULD HAVE A SIGNIFICANT NEGATIVE IMPACT ON US.

The world continues to face a slowed economic environment.

WE ARE HIGHLY DEPENDENT ON TECHNOLOGY.

Our business and our results of operations are highly dependent on technology. Our business faces many technology related risks, including, among others:

●
Infringements of our intellectual property could adversely affect our ability to compete. Our patents applications may be rejected in hold or in part in the United States or in other jurisdictions around the world.

●	We may have to defend ourselves against claims of intellectual property infringement, which could be very expensive for us and harm our business and financial condition.

●
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

OUR ABILITY TO CONTINUE AS A GOING CONCERN IS UNCERTAIN.

We continue to incur operating losses and the costs associated with the continuing development of our products and growth expansion into new markets raises substantial doubt about our ability to continue as a going concern until such time as our revenues exceed our operating costs and capital expenditures on a consistent basis. This going concern uncertainty may make it difficult for us to raise additional debt or equity financing necessary to continue our business operations.

Risks Associated with Our Securities

OUR COMMON STOCK IS QUOTED ON THE OTC MARKETS WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our Common Stock is quoted on the OTC Markets.  The OTC Markets is a significantly more limited market than the New York Stock Exchange or NASDAQ system.  The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

THERE IS LIMITED LIQUIDITY ON THE OTC MARKETS.

When fewer shares of a security are being traded on the OTC Markets, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Due to lower trading volumes in shares of our Common Stock, there may be a lower likelihood of one’s orders for shares of our Common Stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

OUR COMMON STOCK IS THINLY TRADED, SO YOU MAY BE UNABLE TO SELL AT OR NEAR ASKING PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

Currently, our Common Stock is quoted in the OTC Markets and the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC Markets stocks and certain major brokerage firms restrict their brokers from recommending OTC Markets stocks because they are considered speculative, volatile and thinly traded. The OTC Markets is an inter-dealer market much less regulated than the major exchanges and our Common Stock is subject to abuses, volatility and shorting. Thus, there is currently no broadly followed and established trading market for our Common Stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

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

RESALE OF OUR SECURITIES IS SUBJECT TO SIGNIFICANT RESTRICTIONS.

Any of our securities that are sold are under exemptions from registration under applicable federal and state securities laws, as none of our securities have not been registered under the Securities Act or any state securities laws.  Until our securities have been registered, they may not be transferred or resold except in a transaction exempt from or not subject to the registration requirements of the Securities Act and applicable state securities laws.  The SEC has broad discretion to determine whether any registration statement will be declared effective and may delay or deny the effectiveness of any registration statement filed by us for a variety of reasons.  In the event that the effectiveness of any registration statement relating to resale of the shares of our securities is delayed or denied, or the registration statement, once effective, becomes unavailable for use by selling security holders, the transferability of the shares of Common Stock may be restricted and the value of such securities could be materially adversely affected.

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

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●      the basis on which the broker or dealer made the suitability determination, and
●      that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR DETECT FRAUD.  INVESTORS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING AND THIS MAY DECREASE THE TRADING PRICE OF OUR COMMON STOCK.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We have been assessing our internal controls to identify areas that need improvement. Failure to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our Common Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2.	PROPERTIES

MobileBits’ principal office is located at 11835 W Olympic Blvd. Suite 855 Los Angeles, CA 90064.  MobileBits has leased this location for 3 years starting in February 2010. The rent for this property through February 2011 was $2,877 per month. The rent was increased to $3,128 per month through February 2012. In March 2012, the rent was increased to $3,378 per month.

The Company also maintains an office in Sarasota, Florida located at 5901 N. Honere Ave. Suite 110. The rent for the office, leased on a month to basis, is $3,875 per month.

MobileBits’ wholly-owned subsidiary Aixum’s principal office is located at Landstrasse 123, 9495 Triesen, Liechtenstein. In June 2010, Aixum signed a 3-year lease agreement with its landlord with rent of $2,319 per month for the first 12 months, $2,967 per month for the second 12 months, and $3,566 per month for the last 12 months of the lease.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

 PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Markets under the symbol MBIT.OB.  There has been minimal trading in our common stock.

Holders

As of October 31, 2012, we had 294 shareholders of our common stock.

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

This Management’s Discussion and Analysis or of Financial Condition and Results of Operations (“MD&A”) section of this Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included in this Report.

PLAN OF OPERATION

MobileBits Holdings Corporation, formerly Bellmore Corporation (“BC”) was incorporated in the State of Nevada on July 22, 2008.  On January 25, 2010, BC changed its name to MobileBits Holdings Corporation (the “Company” or “MB). Today, MobileBits is a globally focused direct mobile marketing and loyalty software supplier. The Company offers businesses a mobile marketing and loyalty network called SAMY that enables merchants, retailers or brands to connect with consumers in their local area through their mobile devices.  The solution provides businesses a complete set of cloud based tools to connect with, create and manage mobile campaigns, deals, offers, loyalty, social media, commerce and rewards to a subscribed consumer through a mobile application called SAMY. To consumers, SAMY provides a single “Mobile Mall” application and experience where a shopper can quickly and easily view and be alerted of special offers, purchase products or services, earn rewards, obtain local information and seamlessly integrate their loyalty cards with their mobile devices.

SAMY extends the same optimal shopping experience of a mall or shopping center into a digital, 'Mobile Mall'.  SAMY provides consumers with a single application to connect with any number of their favorite stores, view offers, receive and store coupons, receive promotions and earn rewards.  Mobile consumers collect and gather their favorite restaurants, stores, retailers, deals, loyalty programs and more right on their smartphone; resulting in a personalized shopping experience.

MobileBits began development of its product in 2009 in the area of mobile content delivery with the goal to create a platform connecting consumers and marketers around relevant information on mobile devices. On December 6, 2011 we merged with Pringo Inc., through MB Pringo Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), completed a merger with Pringo, Inc. a Delaware corporation (“Pringo”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated June 23, 2011 (the “Pringo Merger”). Pringo, based in Los Angeles California brought the Company a full development platform called Pringo Connect, in development since 2006, as well as a new product development team. Pringo's business focus was licensing software and selling professional services to enterprises looking to create a socially integrated website.

On September 28, 2012, the Company also completed a share exchange with Aixum Tec AG, a Liechtenstein Company (“Aixum”) operating in Switzerland, pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), dated May 21, 2012 (the “Stock Exchange”). Aixum Tec AG, a European based organization focused on a merchant and consumer application platform called SAMY4ME which provided an easy to use software interface for both businesses and consumers connecting around loyalty card integration and offers.

In 2012, MobileBits completed the integration of Pringo Connect and the SAMY4ME platforms,  re-branding the name to SAMY and re-focused the Company to offer businesses a mobile direct marketing network focusing on delivering a network that provides similar perceived value to today's shopping centers and malls.

SAMY now provides a complete set of cloud based tools to connect with, create and manage mobile campaigns, deals, offers, loyalty and rewards to a subscribed mobile consumer. To businesses, SAMY provides a single self-serve mobile marketing & loyalty platform that enables businesses to create, design and publish their offers, coupons, promotions, loyalty cards and gift cards to a mobile storefront. To consumers, SAMY provides a single “Mobile Mall” application and experience where a shopper can quickly and easily view branded storefronts and be alerted of special offers, purchase products or services, earn rewards, obtain local information and seamlessly integrate their loyalty cards with their mobile devices.

For larger deployments MobileBits offers the Pringo Connect platform under the brand SAMY Enterprise.

Summary of Acquisition Transactions

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

Pringo is a Delaware “C” Corporation headquartered in Los Angeles, California. Established in 2006, Pringo offers software products that combine enterprise-class portals, content management systems, social collaboration features, extensive API and extension capabilities and user management tools in various open-source packages. Pringo distinguishes itself from other products of the same class in the market in four distinct areas: Pringo products are offered in an open-architecture format; available in 23 languages; Pringo products are easily integrated and easily deployed by enterprises; and Pringo offers over 400 customizable features.

On September 28, 2012, the Company completed a share exchange with Aixum Tec AG, a Liechtenstein Company (“Aixum”), pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), dated May 21, 2012 (the “Stock Exchange”). As a result of the Stock Exchange Aixum is a wholly-owned subsidiary of MobileBits.

Pursuant to the Stock Exchange Agreement, at the closing of the Stock Exchange each seller (a “seller”, and collectively, the “Sellers”) sold to the Company its shares of Aixum (the “Transferred Shares”). In consideration for the Transferred Shares, the Company issued to each Seller such seller’s pro rata portion of a number of shares of the Common Stock, par value $0.001 per share, of the Company, equal to (A) 6,666,667 minus (B) the sum of (i) the Liability Shares (as defined in the Stock Exchange Agreement), if any, plus (ii) the Cost Shares (as defined in the Stock Exchange Agreement), if any. On the Closing Date, MobileBits issued an aggregate of 5,803,061 of its Common Stock to the Sellers.

During the year we successfully integrated the Pringo Connect and SAMY4ME platforms and transitioned the Company from enterprise license and services sales and support to subscription based business model. In addition we launched the newly branded SAMY product.

Over the next twelve months, we intend to continue growing our business by expanding the availability and distribution of the SAMY network into other markets and regions. We also plan to offer SAMY under license to certain qualified re-sellers.

MB currently anticipates the implementation of its business plan will require additional investment capital. The Company hopes to raise up to $10 million in equity financing in 2013.  If we are successful in raising the necessary funds, we will use those funds to grow our consumer network and to acquire new customers through increased advertising, sales, and marketing product fulfillment, to fund product development providing additional product functionality, to provide working capital for strategic acquisitions and for other corporate purposes.

RESULTS OF OPERATIONS

Fiscal Year Ended October 31, 2012 Compared to Fiscal Year Ended October 31, 2011

Revenues

Our revenues from our operations for the fiscal year ended October 31, 2012 were $781,151 compared to $0 for the fiscal year ended October 31, 2011, when we were considered a development stage Company.  We started to generate revenues from enterprise licenses and services after we acquired Pringo. Our revenues come from the existing and new Pringo contracts as well as SAMY merchant fees. For the twelve months ended October 31, 2012, license fees, professional service fees, hosting fees and SAMY merchant fees totaled $384,597, $348,284, $19,700 and $28,570, respectively.

Cost of Revenues

Our cost of revenues was $245,261 for the fiscal year ended October 31, 2012 compared to $0 for the fiscal year ended October 31, 2011. Cost of revenues is incurred on the revenues generated primarily from Pringo contracts. For the twelve months ended October 31, 2012, costs associated with professional service fees were $233,957 and costs for hosting fees were $11,304.

General and Administrative Expenses

Our total general and administration expenses were $10,974,661 for the fiscal year ended October 31, 2012 compared to $2,529,634 for the fiscal year ended October 31, 2011.  The increase of $8,445,027 is primarily attributable to an increase of $7,246,227 in non-cash stock compensation expense; $414,900 in increased professional fees; $225,511 in bad debt expense in 2012; $181,400 in higher salary costs associated with the employees retained from the Pringo and Aixum acquisitions as well as new hires; $141,300 in higher office related expenses in 2012; $97,400 in higher marketing expenses and $93,700 in increased travel expenses.

Amortization and Depreciation

Amortization and depreciation was $958,167 for the fiscal year ended October 31, 2012 compared to $4,484 for the fiscal year ended October 31, 2011.  The increase is due to the amortization of intangible assets acquired in the Pringo Merger and the Aixum share exchange as well as the amortization of software and development costs capitalized during the period.

Lawsuit Settlement

For the fiscal year ended October 31, 2012, the Company realized a gain on lawsuit settlement with Birlasoft, Inc, in the amount of $88,801.

Unrealized loss on foreign currency exchange

For the fiscal year ended October 31, 2012, the Company incurred $3,059 in unrealized losses on foreign currency exchange.

Interest Expense, net

Net interest expense was $216,595 for the fiscal year ended October 31, 2012 compared to $0 for the fiscal year ended October 31, 2011. In connection with the conversion of a note payable into the Company’s common stock, $200,872 representing the value in excess of the note payable’s principal was recorded as interest expense.

Liquidity and Capital Resources

As of October 31, 2012, we had $122,428 available in cash as compared to $1,330,166 as of October 31, 2011. The decrease in cash is primarily due to losses from operations, the additional expenditures associated with the Pringo Merger, increased costs of software development and licenses, and movements in working capital.  The Company had a working capital deficit of $1,205,609 at October 31, 2012 compared to positive working capital of $1,105,991 at October 31, 2011. The Company has an accumulated deficit at October 31, 2012 of $16,171,696. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In response to these factors, management has taken the following actions:

●	seek additional funding from private placements and/or public offerings,

●	seek additional third party debt and/or equity financing; and

●	continue the implementation of the business plan including the distribution of the SAMY application in additional regions.

The use of proceeds from our unregistered common share sales that occurred for the fiscal years ending October 31, 2012 and 2011 were primarily used for salaries, product development, merger costs, consulting fees, office expenses, travel costs, offering expenses, professional fees, advertising/marketing, and working capital.

We are currently seeking funding for our plan of operations. We intend to seek funding up to $10,000,000 in order to continue our marketing plan, continue building our customer/merchant base and expand into new markets.  To achieve our goals, a large portion of the funds raised will be invested in advertising/ marketing our product and an increase in headcount to support our expansion plans. Our success is contingent upon having enough capital to build enough customers to support the business. We expect to raise additional funds within the next 6-8 months. A private placement is the most likely scenario for the Company to achieve success in raising additional funds for its operations.

Cash used in operating activities

Cash used in operating activities for the years ended October 31, 2012 and 2011 were $2,144,599 and $2,075,638, respectively. The increase in 2012 was due to our increased business activities, which resulted in higher cash outflows in operations.

Cash used in investing activities

Cash used in investing activities for the years ended October 31, 2012 and 2011 were $487,771 and $0, respectively. The increase in 2012 is due to money spent on software development and license costs as well as property and equipment.

Cash flow from financing activities

Cash provided by financing activities for the years ended October 31, 2012 and 2011 were $1,429,511 and $3,341,509, respectively. The majority of cash provided by financing activities for both years resulted from our private placements of common stock for cash.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MobileBits Holdings Corporation
Consolidated Financial Statements
As of and for the Years Ended October 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MobileBits Holdings Corporation
Los Angeles, California

We have audited the accompanying consolidated balance sheets of MobileBits Holdings Corporation (the “Company”) as of October 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
February 13, 2013

MobileBits Holdings Corporation
Consolidated Balance Sheets

	October 31,	October 31,
	2012	2011
ASSETS
Current assets:
Cash	$122,428	$1,330,166
Investment in marketable securities	222	-
Accounts receivable, net of allowance for doubtful accounts	95,058	-
Prepaid expenses and other current assets	62,761	44,455
Total current assets	280,469	1,374,621

Property and equipment, net of accumulated depreciation	40,758	10,674
Software development costs, net of accumulated amortization	159,733	-
Intangible assets, net of accumulated amortization	6,020,641	-
Goodwill	16,107,034	-

TOTAL ASSETS	$22,608,635	$1,385,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$669,975	$70,749
Accounts payable and accrued expenses – related parties	630,878	197,881
Stock payable	122,000	-
Note payable– related parties	54,325	-
Deferred revenues	8,900	-
Total current liabilities	1,486,078	268,630

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 65,182,188 and 29,051,616 shares issued and
outstanding, respectively	65,182	29,052
Additional paid-in capital	37,233,950	5,731,518
Accumulated deficit	(16,171,696)	(4,643,905)
Accumulated other comprehensive loss	(4,879)	-
Total stockholders' equity	21,122,557	1,116,665

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,608,635	$1,385,295

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended October 31,
	2012	2011

REVENUES	$781,151	$-
COST OF REVENUES	245,261	-

GROSS PROFIT	535,890	-

OPERATING EXPENSES:
General and administrative	10,974,661	2,529,634
Depreciation and amortization expense	958,167	4,484
Total operating expenses	11,932,828	2,534,118

LOSS FROM OPERATIONS	(11,396,938)	(2,534,118)

OTHER INCOME (EXPENSE)
Gain on lawsuit settlement	88,801	-
Unrealized foreign currency exchange loss	(3,059)	-
Interest expense, net	(216,595)	-

NET LOSS	(11,527,791)	(2,534,118)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(4,879)	-
TOTAL COMPREHENSIVE LOSS	$(11,532,670)	$-

Net loss per common share - basic and diluted	$(0.23)	$(0.10)

Weighted average number of common shares outstanding during the period - basic and diluted	49,072,904	25,983,364

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended October 31, 2012 and 2011

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances - October 31, 2010	21,559,041	$21,559	$1,487,618	$(2,109,787)	$-	$(600,610)
Proceeds from the sale of common stock ($0.50/share), net	7,492,575	7,493	3,381,267	-	-	3,388,760
Amortization of fair value of stock options/warrants	-	-	862,633	-	-	862,633
Net loss	-	-	-	(2,534,118)	-	(2,534,118)
Balances - October 31, 2011	29,051,616	29,052	5,731,518	(4,643,905)	-	1,116,665
Common shares and options issued in the Pringo acquisition	29,453,544	29,454	18,715,067	-	-	18,744,521
Cancellation of shares	(3,000,000)	(3,000)	3,000	-	-	-
Common shares issued for exercise of warrants	610,319	610	304,550	-	-	305,160
Common shares issued for accounts payable	494,627	494	93,485	-	-	93,979
Proceeds from the sale of common stock ($0.50/share), net	2,769,021	2,769	1,381,742	-	-	1,384,511
Common shares issued in the Aixum acquisition	5,803,061	5,803	2,895,728	-	-	2,901,531
Amortization of fair value of stock options/warrants	-	-	8,108,860	-	-	8,108,860
Net loss	-	-	-	(11,527,791)	-	(11,527,791)
Foreign currency translation loss	-	-	-	-	(4,879)	(4,879)
Balances - October 31, 2012	65,182,188	$65,182	$37,233,950	$(16,171,696)	$(4,879)	$21,122,557

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Cash Flows

	For the Year Ended
	October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,527,791)	$(2,534,118)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debt expense	225,511	-
Stock-based compensation	8,108,860	862,633
Depreciation and amortization expense	958,167	4,484
Gain on lawsuit settlement	(88,801)	-
Common shares issued for interest expense	200,872	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(175,014)	-
(Increase) decrease in prepaid expenses and other current assets	31,166	(43,355)
Increase (decrease) in accounts payable and accrued expenses	64,141	(179,348)
Increase (decrease) in accounts payable and accrued expenses – related parties	49,390	(185,934)
Increase (decrease) in deferred revenues	8,900	-
Net cash used in operating activities	(2,144,599)	(2,075,638)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs incurred	(208,107)	-
Payments made prior to Pringo and Aixum acquisitions, net of cash acquired	(255,464)	-
Purchases of property and equipment	(24,200)	-
Net cash used in investing activities	(487,771)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on notes payable	(57,000)	-
Proceeds from sale of common stock, net of offering costs	1,506,511	3,575,288
Commissions paid to a related party on common stock sales	(20,000)	(233,779)
Net cash provided by financing activities	1,429,511	3,341,509

Effect of exchange rate changes on cash	(4,879)	-

Net increase (decrease) in cash	(1,207,738)	1,265,871
Cash at beginning of period	1,330,166	64,295
Cash at end of period	$122,428	$1,330,166

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$7,077	$-
Income tax	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for accrued interest	$23,288	$-
Common shares issued for accounts payable	93,979	-
Common shares issued for stock payable	-	171,000
Common shares issued for notes payable	81,000	-
Commissions accrued on common stock sales - related party	-	163,849
Cancellation of shares – related party	3,000	-
Fair value of common shares and options issued to acquire Pringo Inc.	18,744,521
Fair value of common shares issued to acquire Aixum Tec AG	2,901,531	-

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND HISTORY

MobileBits Holdings Corporation, formerly Bellmore Corporation (“BC”) was incorporated in the State of Nevada on July 22, 2008.  On January 25, 2010, BC changed its name to MobileBits Holdings Corporation (the “Company”, “MobileBits” or “MB”).

MobileBits Corporation (“MBC”) was incorporated in Florida on March 2009. The business was founded with the intention of providing a platform that connected marketers to consumers around meaningful content available on mobile devices.

The Company entered into a Share Exchange Agreement, dated March 12, 2010 (the “ Share Exchange Agreement”) between MBC and the shareholders of MBC (the “MBC Shareholders”) pursuant to which MB acquired MBC, an early stage software development firm targeting its software at the mobile search market.

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

Pringo Acquisition

On December 6, 2011, through MB Pringo Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), MobileBits completed a merger with Pringo, Inc. a Delaware corporation (“Pringo”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated June 23, 2011 (the “Pringo Merger”). As a result of the Merger, Merger Sub merged with and into Pringo, with Pringo surviving the Merger as the Company’s wholly owned subsidiary.

Pursuant to the Merger Agreement, each share of common stock of Pringo issued and outstanding immediately prior to the effective time, was converted into the right to receive a number of shares of our common stock such that immediately after the Merger,  Pringo’s stockholders, and the holders of Pringo’s outstanding options and warrants, owned fifty percent (50%) of our then outstanding shares of common stock on a fully diluted basis (as if all of Pringo’s and Parent’s options and warrants were exercised), and our stockholders, and holders of our outstanding options and warrants, owned fifty percent (50%) of its then outstanding shares of our common stock on a fully diluted basis (as if all of Pringo’s and our options and warrants were exercised).  At the closing of the Pringo Merger on December 6, 2011, Pringo’s stockholders immediately prior to the Pringo Merger were issued 29,453,544 shares of common stock of MobileBits.

Pringo is a Delaware “C” Corporation headquartered in Los Angeles, California. Established in 2006, Pringo offers software products that combine multi-lingual enterprise-class portals, content management systems, social collaboration features, and user management tools in open-source development packages. Pringo distinguishes itself from other products in the market in four distinct areas: Pringo products are offered in an open-architecture format; available in 23 languages; Pringo products are easily integrated and deployed by enterprises; and Pringo offers over 400 customizable features.

Aixum Acquisition

On September 28, 2012, the Company completed a share exchange with Aixum Tec AG, a Liechtenstein Company (“Aixum”), pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), dated May 21, 2012 (the “Stock Exchange”). As a result of the Stock Exchange Aixum is a wholly-owned subsidiary of MobileBits.

Pursuant to the Stock Exchange Agreement, at the closing of the Stock Exchange each seller (a “seller”, and collectively, the “Sellers”) sold to the Company its shares of Aixum (the “Transferred Shares”). In consideration for the Transferred Shares, the Company issued to each Seller such seller’s pro rata portion of a number of shares of the Common Stock, par value $0.001 per share, of the Company, equal to (A) 6,666,667 minus (B) the sum of (i) the Liability Shares (as defined in the Stock Exchange Agreement), if any, plus (ii) the Cost Shares (as defined in the Stock Exchange Agreement), if any. On the Closing Date, MobileBits issued an aggregate of 5,803,061 of its Common Stock to the Sellers valued at $2,901,531.

Aixum owns the rights to the propriety network solution known as SAMY℠4ME which provides a cloud-based software platform making it simple for any business to create their own mobile advertising campaigns and publish to a targeted subscribed mobile audience delivered to smartphones. SAMY4℠ME distinguishes itself by providing a mobile application for consumers and a cloud based campaign manager software for merchants to send coupons and synchronize loyalty card information.

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

Significant estimates made by the Company in 2012 and 2011 included: 1)  100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses; 2) inputs used in its option-pricing model to calculate the Company share-based compensation arrangements; 3) allowance estimated for doubtful accounts; 4) assumptions used in the valuation models to calculate the fair values of assets acquired and liabilities assumed under acquisitions; and 5) assumptions used in the projections and discounted cash flows analysis to assess the goodwill impairment.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

We consider short term, highly liquid investments that have an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”).  At October 31, 2012 and 2011, the Company had cash balances of $122,428, and $1,330,166, respectively, all of which was insured.

Investment in Marketable Securities

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

Accounts Receivable and Allowance for Bad Debt

The allowance for doubtful accounts is based on the Company’s past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowance for doubtful accounts is determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At October 31, 2012 and 2011, the allowance for doubtful accounts totaled $225,511 and $0, respectively. For the year ended October 31, 2012 and 2011, the Company recorded bad debt expense of $225,511 and $0.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method for financial reporting purposes.

Expenditures for normal repairs and maintenance are charged to expense as incurred. Significant renewals and improvements are capitalized. The cost and related accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts, and any resulting gain or loss is recognized in the year of disposal.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

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

Intangible Assets

Intangible assets consist of expenditures for a domain name, the value of trade name, customer relationships, and software, which was initially recorded at the fair value on the acquisition date of Aixum and Pringo. The domain name has an estimated indefinite life, is not subject to amortization, but is reviewed annually for impairment. The identifiable intangibles are amortized over their useful lives of 3 to 10 years and are reviewed annually for impairment.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

●
Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

●
Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

The Company has adopted ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of October 31, 2012 and 2011, the Company had not recorded any tax benefits from uncertain tax positions.

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

Subscription revenue is generated from businesses that pay MobileBits a subscriber fee for each SAMY mobile subscriber. Each mobile subscription generates a monthly fee beginning when a mobile customer subscribes to a specific branded storefront within the SAMY application. Subscription fees are charged for the length of time a SAMY shopper remains subscribed to branded storefront. Each SAMY shopper can subscribe to more than one branded storefronts within the SAMY application. Average revenue per user is determined by multiplying the subscription fee by the number of individual storefronts a SAMY shopper subscribes to.

Cost of License, Maintenance, and Hosting Revenues

Cost of license revenue is primarily comprised of the license-based royalties to third parties and production and distribution costs for initial product licenses.

Cost of maintenance revenue is primarily comprised of the costs associated with the customer support personnel that provide maintenance, enhancement and support services to our customers.

Hosting fees are directly related to each client’s hosting requirements and charged by a third party service provider.

The amortization of capitalized software development costs for internally developed products, the amortization of acquired technology for products acquired through business combinations are considered as the periodic operating expense.

Sales Commissions

We pay commissions, including sales bonuses, to our direct sales force related to revenue transactions under sales compensation plans established annually. We defer the portion of commissions that are direct and incremental costs of the license and maintenance revenue arrangements and recognize them as selling and marketing expenses in the statements of operations over the terms of the related customer contracts in proportion to the recognition of the associated revenue. The commission payments are typically paid in full in the month or quarter following execution of the customer contracts.

Share-Based Payments

The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the last applicable market price of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

Earnings (Loss) per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. As of October 31, 2012 and 2011, there were 24,929,475 units and 3,404,015 units of stock options outstanding, respectively.

Foreign Currency Translation

The functional currency of Aixum is the Swiss Franc (“CHF”). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the financial statements of Aixum are translated into the Company’s reporting currency, United States Dollars (“USD”). Asset and liability accounts are translated using the closing exchange rate in effect at the balance sheet date, equity account and dividend are translated using historical exchange rates and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.

Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder’s equity.

Subsequent Events

The Company has evaluated all transactions occurring between the end of its fiscal year, October 31, 2012, through the date of issuance of the consolidated financial statements for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations. The Company has a net loss of $11,527,791, a working capital deficit of $1,205,609 and net cash used in operations of $2,144,599 for the year ended October 31, 2012; and an accumulated deficit of $16,171,696 at October 31, 2012.  In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In response to these factors, the management intends to take on the following actions:

●	seek additional funding from private placement and public offerings,
●	seek additional funding from third party debt financings; and
●	continue the implementation of the business plan, which may include merging or acquiring with an operating entity.

NOTE 4 – ACQUISITIONS

Acquisition of Pringo, Inc.

On December 6, 2011, the Company completed a merger with Pringo, Inc. Pursuant to the Merger Agreement, each share of common stock of Pringo issued and outstanding immediately prior to the effective time, was converted into the right to receive a number of shares of common stock of the Company such that immediately after the Merger,  Pringo’s stockholders, and the holders of Pringo’s outstanding options and warrants, own fifty percent (50%) of the Company's then outstanding shares of common stock on a fully diluted basis (as if all of Pringo’s and the Company’s options and warrants were exercised), and the Company’s stockholders, and holders of the Company’s outstanding options and warrants, own fifty percent (50%) of its then outstanding shares of the Company's common stock on a fully diluted basis (as if all of Pringo’s and the Company’s options and warrants were exercised). These shares were valued at their grant date value of $14,726,772. At the closing of the Pringo Merger, Pringo’s stockholders immediately prior to the Pringo Merger were issued 29,453,544 shares of common stock of the Company. The Company determined that the Pringo options converted into MobileBits options as of the acquisition date should have been considered in determining the final purchase price. The fair value of these converted options at the acquisition date was approximately $4,018,000. The Company has also made adjustment to eliminate $242,000 in acquired software development costs after its initial allocation of purchase price. As a result, the originally recorded goodwill increased from $11,304,000 to $15,564,000; stock compensation expense included in general and administrative expense was reduced by approximately $4,018,000.

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

The following table summarizes the final allocation of the purchase price:

Current assets	$185,875
Property and equipment	17,140
Domain name	20,100
Intangible assets	3,780,000
Current liabilities	(631,963)
Long-term liabilities	(191,000)
Goodwill	15,564,369
Purchase price	$18,744,521

Goodwill and intangible assets:

The purchase price and costs associated with the acquisition exceeded the net assets acquired by $19,344,369 on December 6, 2011, of which $3,780,000 was allocated to acquire technology and other intangible assets, such as customer relationships, and the remaining $15,564,369 was assigned to goodwill.

Acquisition of Aixum Tec AG

On September 28, 2012, the Company completed a share exchange with Aixum Tec AG, a Liechtenstein Company (“Aixum”), pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), dated May 21, 2012 (the “Stock Exchange”). As a result of the Stock Exchange, Aixum is a wholly-owned subsidiary of MobileBits.

Pursuant to the Stock Exchange Agreement, at the closing of the Stock Exchange each seller (a “seller”, and collectively, the “Sellers”) sold to the Company its shares of Aixum (the “Transferred Shares”). In consideration for the Transferred Shares, the Company issued to each Seller such seller’s pro rata portion of a number of shares of the Common Stock, par value $0.001 per share, of the Company, equal to (A) 6,666,667 minus (B) the sum of (i) the Liability Shares (as defined in the Stock Exchange Agreement), if any, plus (ii) the Cost Shares (as defined in the Stock Exchange Agreement), if any. On the Closing Date, MobileBits issued an aggregate of 5,803,061 of its Common Stock to the Sellers valued at $2,901,531.

Prior to the acquisition, the Company executed a promissory note between Aixum and MobileBits dated March 7, 2012 providing for MobileBits to lend up to 110,000 CHF (approximately $114,800) at 5% interest rate payable on September 13, 2012.  On June 19, 2012, the Company entered an amendment to increase the principal amount to 180,000 CHF (approximately $183,929). As of October 31, 2012, 170,000 CHF (approximately $181,991) had been advanced to Aixum by MobileBits. These amounts have been eliminated in consolidation.

The following table summarizes the preliminary allocation of the purchase price:

Current assets	$65,000
Property and equipment	9,000
Intangible assets	3,110,000
Current liabilities	(514,000)
Goodwill	543,000
Purchase price	$3,213,000

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

Goodwill and intangible assets:

The purchase price and costs associated with the acquisition in excess of the net liabilities assumed was $3,653,000 on September 28, 2012, of which $3,110,000 was allocated to acquire technology and other intangible assets such as customer relationships and the remaining $543,000 was assigned to goodwill.

Unaudited Pro Forma Results of Operations

The following table reflects the unaudited consolidated pro forma results of operations of the Company as if the Pringo and Aixum acquisition had occurred as of November 1, 2011 and 2010.
	For the Year Ended
	October 31,
	2012	2011
Revenues	$1,039,000	$1,068,000
Net loss	(13,735,000)	(5,970,000)

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment the Company had at October 31, 2012 and 2011:

	Estimated	October 31,	October 31,
	Useful Lives	2012	2011
Furniture and fixtures	5	$8,249	$-
Equipment	5	34,064	-
Website and database	3	26,602	19,079
Subtotal		68,915	19,079
Less: accumulated depreciation		(28,157)	(8,405)
Property and equipment, net		$40,758	$10,674

For the years ended October 31, 2012 and 2011, the Company recognized depreciation expense of $20,334 and $4,484, respectively.

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

The following is a summary of the Company’s software development costs at October 31, 2012 and 2011:

	October 31,	October 31,
	2012	2011
Software development costs incurred	$208,107	$-
Less: accumulated amortization	(48,374)	-
Software development costs, net	$159,733	$-

For the years ended October 31, 2012 and 2011, total amortization expense was $48,374 and $0, respectively.

NOTE 7 – INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets at October 31, 2012 and 2011:

	Estimated Useful Lives	October 31, 2012	October 31, 2011
Domain name	Indefinite	$20,100	$-
Developed technology – software	3	3,780,000	-
Customer relationships	5	1,700,000	-
Trade name	10	1,410,000	-
Subtotal		6,910,100	-
Less: accumulated amortization		(889,459)	-
Intangible assets, net		$6,020,641	$-

For the years ended October 31, 2012 and 2011, the Company recognized amortization expense of $889,459 and $0, respectively.

NOTE 8 – NOTES PAYABLE – RELATED PARTY

The Company assumed a related party promissory note in the amount of $110,000 in the Pringo Merger, accruing interest at 10% per annum. On February 1, 2012, the note was extended through June 30, 2012 with the full balance of the $110,000 to be repaid by June 30, 2012.  The balance on the note as of October 31, 2012 was $53,000. The parties are in the process of negotiating new payment terms.

In addition, on December 22, 2011 the Company converted an $81,000 related party note payable and accrued interest of $23,288 by issuing 610,319 shares of common stock valued at $305,160. The value in excess of the principal in the amount of $200,872 was recorded as additional interest expense. . The Company is currently contesting the original terms of the common stock conversion.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of October 31, 2012, the Company had outstanding payables to related parties of the Company in the amount of $630,878. $227,154 was owed to The Abai Group, Inc. for the services performed and $110,173 for accrued severance benefits; $164,380 was owed to Walter Kostiuk primarily for commissions on sale of the Company’s common stock and unpaid salary and $129,171 was owed to Andrew Marshall for unpaid salary and expenses. During the year ended October 31, 2012, the Company paid Walter Kostiuk $20,000 primarily related to salary owed.

As of October 31, 2011, the Company had amounts payable to Mr. Kostiuk of $192,881.

As of December 2, 2011, the Company executed a new employment agreement with Walter Kostiuk. This new agreement commenced on December 7, 2011 and continues through December 31, 2014. As of December 31, 2014 and on each anniversary of that date (the “Renewal Date’), this Agreement shall automatically be extended for an additional one year term, unless either party gives the other written notice of non-renewal at least 60 days prior to any such Renewal Date. The annual starting salary is $210,000 increasing as follows:

To $260,000 30 days after the closing of an offering or offerings to investors of equity securities of the Company with a combined aggregate value of at least $3,000,000 since June 24, 2011 at a per share price of no less than $0.51.

To $310,000 30 days after the closing of an offering or offerings to investors of equity securities of the Company with a combined aggregate value of at least $6,000,000 since June 24, 2011 at a per share price of no less than $0.51.

To $400,000 30 days after the closing of an offering or offerings to investors of equity securities of the Company with a combined aggregate value of at least $10,000,000 since June 24, 2011 at a per share price of no less than $0.51.

Annual salary increases by a minimum of 5% annually.

During the employment term, Mr. Kostiuk shall be eligible to participate in the Company’s bonus and other incentive compensation plans and programs (if any) for the Company’s executives at a level commensurate with this position. Such bonuses shall be determined by the Compensation Committee as formed by the Board of Directors of the Company.

Additionally, upon approval of the Board of Directors of the Company by unanimous written consent or at a duly called board meeting (“Board Approval”), Mr. Kostiuk shall receive a cash bonus of $25,000 for each quarter that the Company maintains a Market Capitalization (as defined below) of over $50 million for more than 60 days within the quarter and/or the quarterly revenue quotas (as established by the Board of Directors of the Company) are exceeded by 25% or more. This amount will increase to $50,000 per quarter should the Company’s Market Capitalization increase to $100 million and/or the quarterly revenue quotas are exceeded by 50% or more; and to $75,000 per quarter should the Market Capitalization reach $250 million and/or the quarterly revenue quotas are exceeded by 75% or more; and to $100,000 per quarter should the Market Capitalization reach $500 million and/or the quarterly revenue quotas are exceeded by 100% or more. Market Capitalization shall mean the aggregate worldwide market value of Company’s common stock, calculated by multiplying the closing stock price as listed on the OTC Markets or other stock exchange (such as NASDAQ or NYSE) times the number of issued and outstanding shares.

On December 2, 2011, the Company issued to Mr. Kostiuk an option to purchase 3,000,000 shares of the Company’s common stock at an exercise price equal to 100% of the fair market value of the Company’s common stock on such date. Such options shall vest upon the earlier to occur of the closing of an M&A Transaction (as defined below) or an initial public offering of the Company’s common stock on a major US or international stock exchange, in each case that values the Company at $100,000,000 or more (the “Transaction Value”). If the Transaction Value is $100,000,000 or more, but less than $250,000,000, the option shall vest as to 1,000,000 shares and shall immediately lapse as to the remaining 2,000,000 shares; if the Transaction Value is $250,000,000 or more, but less than $500,000,000, the option shall vest as to 2,000,000 shares and shall immediately lapse as to the remaining 1,000,000 shares; if the Transaction Value is $500,000,000 or more, the option shall vest as to all 3,000,000 shares.

On December 2, 2011, Mr. Kostiuk was also granted options, with a term of seven years and an exercise price of the fair market value of the shares on the commencement date, to purchase 6,750,000 shares of common stock of the Company that will vest over a period of 36 months, 187,500 shares per month.

Mr. Kostiuk is entitled to an automobile benefit starting 30 days after the closing of an offering or offerings to investors of equity securities of the Company with a combined aggregate value of at least $10,000,000 since June 24, 2011. At that time, Mr. Kostiuk will receive up to $1,000 automobile benefit per month.

During the employment term, the Mr. Kostiuk is eligible to participate in the Company’s bonus and other incentive compensation plans and programs (if any) for the Company’s executives at a level commensurate with this position.  Such bonuses shall be determined by the Compensation Committee as formed by the Board of Directors of the Company.

The Company has expensed $192,500 in wages and $1,500 in automobile expense in connection with Mr. Kostiuk’s employment agreement for the year ended October 31, 2012.

In connection with the Pringo Merger, 3,000,000 shares owned by Walter Kostiuk were cancelled after the issuance of 29,453,544 shares issued to Pringo, Inc. shareholders.

Previously, the Company converted Mr. Kostiuk’s contractor agreement to an employment agreement on May 1, 2010. Under the previous agreement, the agreement which commenced on May 1, 2010 and continued through April 30, 2015; provided, however, that beginning on March 1, 2015 and on each March 1 of every term (each a “5 Year Renewal Date”) thereafter, a 5 year term of this agreement shall automatically be extended for one additional 5 year term, unless either party gives the other written notice of non-renewal at least 90 days prior to any such renewal date. Kostiuk will have an annual base salary of $240,000, in the event the net profits are less than $375,000; $340,000 in the event the net profits are less than $750,000 and more than $375,000 per quarter; $450,000 in the event the net profits are less than $1,200,000 and more than $750,000 per quarter; $650,000 in the event the net profits are less than $2,500,000 and more than $1,200,000 per quarter; and $700,000 plus eight (8%) of the annual net profits, from all sources, before depreciation, amortization and taxes greater than $10,000,000 to be paid within thirty days of receipt of the audited financial statements.

Mr. Kostiuk also participates in the Company’s bonus and other incentive compensation plans and programs, Milestone and Achievement Compensation Plans, receives an automobile allowance in the amount of $1,500 per month and was issued stock options, effective as of May 1, 2010, that consist of the right to purchase 1,000,000 shares of the Company’s common stock. The right to purchase such stock is nontransferable and shall vest in equal thirds on each one year anniversary of the grant date over a three year period commencing on the May 1, 2010.The options shall have a term of ten years and the exercise price of the options is $1.00 per common share. The options had a fair value of $989,376, of which $329,792 and $329,792 was expensed during the years ended October 31, 2012 and 2011, respectively. The remaining unamortized balance of $164,896 will be expensed over the next 6 months.

Under the employment agreement with the Company, Mr. Kostiuk is entitled to compensation of 10% of all funds raised. The Company incurred offering costs in the amount of $357,528 payable to Mr. Kostiuk for the year ended October 31, 2011 and recorded the offering costs as a reduction to additional paid-in capital. As of October 31, 2011, $163,849 of the $357,528 remained unpaid and recorded as accounts payable and accrued expenses – related parties. Total cash payments for offering costs during the year ended October 31, 2011 were $233,779 of which $40,100 was for offering costs accrued as of October 31, 2010 and the remaining $193,679 was for offering costs incurred during the year ended October 31, 2011. The costs are calculated as commissions for 10% of all funds raised via stock sales for the year ended October 31, 2011.

The Company has expensed $240,000 in wages and $18,000 in automobile expense in connection with Mr. Kostiuk’s employment agreement for the year ended October 31, 2011.

On April 1, 2009, the Company entered into a marketing and consulting agreement with Andrea Kostiuk (“Ms. Kostiuk”).  The agreement is renewable annually and was renewed on April 1, 2010.  Under the terms of the agreement, Ms. Kostiuk will be paid $7,000 per month and is entitled to receive an annual bonus of $36,000 for meeting corporate objectives as determined by the Company.

As of May 1, 2011, the Company converted its consulting agreement with Ms. Kostiuk to an employment agreement. In conjunction with the agreement, Ms. Kostiuk was issued options that consist of the right to purchase 250,000 shares of the Company’s common stock. The right to purchase such stock is nontransferable and vests in equal thirds on each one year anniversary of the grant date over a three year period commencing on the May 1, 2011. The options shall have a term of 10 years and the exercise price of the options is $0.51 per common share. The options had a fair value of $254,601, of which $42,434 and $14,145 was expensed during the year ended October 31, 2011 and 2012, respectively. The option was valued using the Black-Scholes option-pricing model and the following parameters: (1) 3.31% risk-free discount rate, (2) expected volatility of 190.11%, (3) $0 expected dividends, (4) an expected term of 10 years based on term of the option, and (5) a stock price on the measurement date of $1.02.

On June 14, 2011, the Company issued options that consist of the right to purchase 250,000 shares of the Company’s common stock to Ms. Kostiuk for her services to the Company.  The right to purchase such stock is nontransferable and vests in equal thirds with the first third vested on June 14, 2011, the second third on November 1, 2011, and the third on November 1, 2012.  The options shall have a term of 5.39 years and the exercise price of the options is $0.51 per common share.  The options had a fair value of $242,942, of which $66,257 and $95,704 was expensed during the year ended October 31, 2011 and 2012, respectively.  The option was valued using the Black-Scholes option-pricing model and the following parameters: (1) 1.70% risk-free discount rate, (2) expected volatility of 215.68%, (3) $0 expected dividends, (4) an expected term of 5.39 years based on term of the option, and (5) a stock price on the measurement date of $0.98.

As of October 31, 2012 and 2011, the Company had a payable in the amount of $0 and $5,000, respectively, due to Ms. Kostiuk.

Ms. Kostiuk resigned in February 2012 and subsequently forfeited the stock option grants.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As the result of the Pringo Merger, the Company moved its principal office to 11835 W. Olympic Boulevard, Suite 855 Los Angeles, California. The rent for this location was $3,128 per month through February 2012. After March 2012, the rent increased to $3,378 per month. The lease expires as of March 31, 2013.

The Company is also maintaining an office in Sarasota, Florida located at 5901 N. Honere Ave.  The rent for three months was $1,175 per month for the period January 1, 2011 through March 31, 2011. On April 1, 2011, the Company expanded its space and renewed its lease for a twelve-month period for $1,192 per month. On March 1, 2012, the Company entered into a twelve-month lease for $3,875 per month.

As a result of the Aixum share exchange, the Company maintains office at Landstrasse 123, 9495 Triesen, Liechtenstein. In June of 2010, Aixum signed a new three year lease agreement with its landlord with rent of $2,319 per month for the first 12 months, $2,967 per month for the second 12 months, and $3,566 per month for the last 12 months of the lease.

Birlasoft, Inc., v. Pringo Networks LLC

On or about September 21, 2009, Birlasoft, Inc. filed a civil action in Superior Court of New Jersey, Middlesex County seeking damages in relation to Pringo Networks, LLC’s, the Company’s predecessor, alleged breach of contract.  The claims asserted by Birlasoft, Inc. were disputed and after an initial attempt to settle the case, the Company did not respond to the lawsuit, which resulted in a default judgment in the amount of approximately $59,000 in 2010.  On March 21, 2012, the lawsuit was settled in the amount of $22,000 for all amounts due including the previously accrued judgment of $59,000 and accounts payable of $44,817 resulting in a gain of $81,817. The $22,000 is to be paid with an initial amount of $4,000 being paid within five (5) days after the execution of the settlement and $2,000 payments on the first business day of each month, for nine (9) months, starting on April 1, 2012.  The outstanding balance on the settlement was $2,000 as of October 31, 2012 and this amount was accrued by the Company.

Majid Abai v. MobileBits

Majid Abai, the former CEO of MobileBits Holdings Corporation, MobileBits Corporation and Pringo, Inc. (collectively the “MobileBits Companies”), entered into a written agreement which Mr. Abai alleges requires the MobileBits Companies to pay him severance compensation, reimburse certain of his expenses and furnish other consideration totaling $141,199 which includes $7,450 the Company is contesting. On or about October 3, 2012 Mr. Abai filed action against the MobileBits Companies in the Superior Court of the State of California, West District, alleging that the MobileBits companies breached this agreement.  Mr. Abai seeks damages and/or restitution.  As of October 31, 2012, $23,577 has been paid against the amounts owed and $110,072 was unpaid and accrued. The Company is currently negotiating with Mr. Abai to resolve this issue.

NOTE 11 – INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes are as follows:

	October 31, 2012	October 31, 2011
Computed at U.S. Statutory Rates (34%)	$(3,919,449)	$(447,855)
Permanent differences	2,761,579	295,045
Temporary differences	87,552	-
Changes in valuation allowance	1,070,318	152,810
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	October 31, 2012	October 31, 2011
Deferred tax assets	$1,937,270	$866,952
Less: valuation allowance	(1,937,270)	(866,952)
Net deferred tax assets	$-	$-

At October 31, 2012, the Company had a net operating loss carry-forwards for federal and state income tax purposes of approximately $5,697,854 which will begin to expire, if unused, beginning in 2029. The valuation allowance increased approximately $1,070,318 and $152,810 for the years ended October 31, 2012 and 2011, respectively.

The above estimates are based upon management's decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 12 – STOCKHOLDERS’ EQUITY

During the year ended October 31, 2011, the Company received net proceeds of $3,217,760 from various investors for the sale of 7,150,575 shares of its common stock. The Company issued 342,000 shares of common stock from stock payable valued at $171,000 for funds that were received in the year ended October 31, 2010.  In accordance with Mr. Kostiuk’s employment agreement, the Company incurred $357,528 of offering costs due to Mr. Kostiuk for 10% of all funds raised via stock sales from November 1, 2010 through October 31, 2011. The $357,528 was recorded as offering costs and as a reduction to additional paid in capital. As of October 31, 2011 and 2012, there was a balance due of $163,849 and $143,849, respectively, payable to Mr. Kostiuk for commissions earned.

On December 6, 2011, the Company issued 29,453,544 shares of common stock valued at $0.50 per share to Pringo shareholders in connection with the Pringo Merger. In connection with the Pringo Merger, Walter Kostiuk, returned 3,000,000 shares for cancellation.

On December 22, 2011, the Company issued 610,319 shares of common stock for a note payable in the amount of $81,000.  The value of the shares in excess of the principal $200,872 was recorded as interest expense.

In March 2012, the Company issued 494,627 shares of common stock to a vendor in payment of a $93,979 accounts payable.

On September 28, 2012, the Company issued 5,803,061 shares of common stock valued at $0.50 per share to Aixum shareholders in connection with the Aixum share exchange.

During the year ended October 31, 2012, the Company received net proceeds of $1,506,511 from the sale of 3,013,021 shares of its common stock.  As of October 31, 2012, 2,769,021 shares of the stock had been issued and 244,000 shares have not been issued.  The $122,000 in funds received for the stock not issued has been recorded as a stock payable on the balance sheet as of October 31, 2012.

NOTE 13 – STOCK OPTION AND WARRANT ACTIVITIES

Stock Option Activities

From time to time, the Company issues options to its employees for their services.

In fiscal year 2012, the Company issued 8,220,470 options with a fair value of $4,094,363 to Pringo employees in connection with the Pringo Merger. All Pringo’s options were fully vested on the date of the Pringo Merger. Also in fiscal year 2012, the Company issued 2,650,000 options with a fair value of $1,318,132 to current and new MobileBits employees, 28,350,000 options with a fair value of $14,104,526 to officers, and 100,000 options with a fair value of $49,756 to an employee who left the Company during fiscal year 2012.

The options granted in the fiscal year ended October 31, 2012 were valued using the Black-Scholes option-pricing model and the following parameters: (1) 0.866% to 2.80% risk-free discount rate, (2) expected volatility of 198.59% to 213.09%, (3) $0 expected dividends, and (4) an expected term of 5 to 15 years for each grant based on term of option.

 In fiscal year 2011, the Company issued 1,775,000 options with a fair value of $3,901,534 to its employees.

The options granted in the fiscal year ended October 31, 2011 were valued using the Black-Scholes option-pricing model and the following parameters: (1) 1.40% to 3.31% risk-free discount rate, (2) expected volatility of 190.11% to 215.68%, (3) $0 expected dividends, and (4) an expected term of 5 to 10 years for each grant based on term of option.

Warrant Activities

On August 21 2012, the Company issued 300,000 warrants with a fair value of $145,818 to a business partner who resells the Company’s product in Russia.  The warrants were valued using the Black-Scholes option-pricing model and the following parameters: (1) 0.80% risk-free discount rate, (2) expected volatility of 207.63%, (3) $0 expected dividends, and (4) an expected term of 5 years based on term of warrant.

On June 28, 2011, the Company issued 420,681 warrants with a fair value of $421,279 to an advisor.  The warrants were valued using the Black-Scholes option-pricing model and the following parameters: (1) 1.62% risk-free discount rate, (2) expected volatility of 204.53%, (3) $0 expected dividends, and (4) an expected term of 5 years based on term of warrant.

The following is a summary of stock option and warrant activities for the two years ended October 31, 2012:

	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, October 31, 2010	1,416,667	$0.85	$8.21	1,979,167
Granted	2,195,681	1.71	-	-
Exercised	-	-	-	-
Forfeited	(208,333)	0.50	-	-
Expired	-	-	-	-
Outstanding, October 31, 2011	3,404,015	1.43	6.75	8,751,380
Granted	39,620,470	0.46	-	-
Exercised	(494,627)	0.19	-	-
Forfeited	(17,600,383)	0.39	-	-
Expired	-	-	-	-
Outstanding October 31, 2012	24,929,475	0.45	6.12	12,647,130
Exercisable, October 31, 2012	10,762,808	0.43	-	-

The Company recorded option and warrant expense of $8,108,860 and $862,633 for the options and warrants vested during the years ended October 31, 2012 and 2011, respectively.

The following is a summary of outstanding stock options and warrants at October 31, 2012:

Number of Common Stock Equivalents Options/Warrants	Expiration Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Average Remaining Contracted Life (Years)
208,335	01/21/2015	2.22	$0.50	0.0186
420,681	06/27/2016	3.66	$0.75	0.0617
62,499	10/31/2016	4.00	$0.50	0.0100
250,000	11/01/2016	4.01	$0.51	0.0402
300,000	04/17/2017	4.46	$0.51	0.0537
300,000	08/21/2017	4.81	$1.00	0.0579
3,250,170	05/31/2018	5.58	$0.19	0.7280
1,000,000	08/15/2018	5.79	$0.51	0.2323
25,000	09/05/2018	5.85	$0.51	0.0059
187,790	09/20/2018	5.89	$0.19	0.0444
250,000	10/31/2018	6.00	$0.51	0.0602
100,000	11/13/2018	6.04	$0.51	0.0242
11,750,000	12/01/2018	6.09	$0.50	2.8692
1,000,000	12/05/2018	6.10	$0.51	0.2446
125,000	01/01/2019	6.17	$0.51	0.0310
50,000	02/12/2019	6.29	$0.51	0.0126
3,000,000	04/30/2019	6.50	$0.51	0.7820
25,000	07/01/2019	6.67	$0.51	0.0067
75,000	08/31/2019	6.84	$0.51	0.0206
1,250,000	09/30/2019	6.92	$0.51	0.3469
1,000,000	04/30/2020	7.50	$1.00	0.3009
300,000	12/05/2026	14.10	$0.51	0.1697
24,929,475				6.1213

All options and warrants issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at October 31, 2012 and 2011 was $5,762,442 and $4,235,866, respectively.

NOTE 14 – SUBSEQUENT EVENTS

Sales of Common Stock

During the period from November 1, 2012 to January 31, 2013, the Company sold 1,554,000 shares of common stock for total cash proceeds of $777,000. During the period from November 1, 2012 to January 31, 2013, the Company issued 244,000 common shares for cash proceeds of $122,000 received in the prior period. The $122,000 of cash proceeds were included in stock payable as of October 31, 2012.

Exclusive Referral Agreement

On December 4, 2012, MobileBits signed a 10 year Exclusive Referral Agreement (“Referral Agreement”) with MRL Trade S.r.l. (“MRL”). The Referral Agreement provides MRL the exclusive right to receive 50% of the gross revenues generated from the SAMY software in the territory of Italy.  MobileBits is responsible for the setup and development of the SAMY mobile application, merchant web-application to support the Italian market, including language conversion, training, documentation, marketing materials, SAMY website and the sales/support teams.

Share Purchase Agreement

On December 4, 2012, MRL signed a Share Purchase Agreement (“Agreement”) to purchase 2,200,000 shares of MobileBits common stock at $0.50 per share for a total investment of $1,100,000.  The initial payment of $550,000 is to be made within 10 days from receipt of the signed Agreement which was December 24, 2012 and the remaining $550,000 is to be made within 60 days of the initial payment.  As of January 31, 2013, $550,000 has been received.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer  and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer  and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our chief executive officer and chief financial officer have determined and concluded that, as of October 31, 2012, the Company’s internal control over financial reporting was not effective.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include lack of segregation of duties and a lack of adequate documentation of our system of internal control.

To address these weaknesses, management hired a full time Chief Financial Officer who is familiar with the Public Company reporting rules and has established an Audit Committee. Due to the Company’s small number of employees the lack of segregation of duties continues to exist.  The Company during 2012 has begun the process of documenting the system of internal control.

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

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our directors and executive officers.

Name	Age	Position	Director Since
Majid Abai	47	Former Chief Executive Officer, Director	December 2011
Walter Kostiuk	46	President, Chief Strategy Officer, Director (Chairman)	March 2009
Andrew Marshall	50	Chief Operating Officer
James Burk	60	Chief Financial Officer
Matthew Mountain	39	Director	December 2011
Ian Lambert	67	Director	December 2011
Greg Goldberg	50	Director	April 2012
Glenda Glover	50	Director	April 2012

Majid Abai

Majid Abai has been our Chief Executive Officer and Director since December 2011 and resigned on August 1, 2012.  From January 2008 to December 2011, Mr. Abai was the Chief Executive Officer of Pringo, Inc., where he was instrumental in expansion of the company’s product line, revenues and client base. From August 2007 to December 2007, Mr. Abai was the Chief Executive officer of The Abai Group, a management and technical consulting firm in Los Angeles, CA.  From November 1995 to August 2006, Mr. Abai was the founder and Chief Executive Officer of Seena Technologies Corporation, an organization focused on Data and Knowledge Management and Enterprise Architecture.

Qualifications: For the past two decades, Mr. Abai has founded, led, merged and spearheaded structural reform to enhance the profitability and competiveness of technology-based organizations which have catered to Fortune 2000 organizations, small to Medium-sized enterprises, and government offices. Prior to taking the lead role at MobileBits, Majid was the CEO of Pringo Inc.

Walter Kostiuk

Mr. Kostiuk has been our President, Chief Strategy Officer and Chairman of the Board of Director since December 2011.  From January 2010 to November 2011, Mr. Kostiuk served as our Chief Executive Officer and sole Director. From March 2009 to January 2010, Mr. Kostiuk served as Chief Executive Officer and sole Director of MobileBits Corporation, our wholly-owned subsidiary.  From 2007 to 2008, Mr. Kostiuk held an executive leadership role at Expert System SpA, where he was directly responsible for the mobile enterprise search strategy and business.  From 2005 to 2007, Mr. Kostiuk was the Vice President of Global Business Development at AskMeNow, a provider of a human-based mobile question & answer search solutions. From 1999 to 2005 Mr. Kostiuk held an senior leadership position at Research In Motion, makers of the BlackBerry smartphones.

Qualifications: Mr. Kostiuk brings 17 years of experience in the wireless, web and mobile applications industries; participating in both high growth and early-stage technology companies. He has founded both venture capital & investment banker backed companies as well as participated in very high growth mobile technology companies.

Andrew Marshall

Andrew Marshall has been Chief Operating Officer since September 2012. Mr. Marshall has 20 years’ experience spanning corporate operations and project management in the IT industry. Mr. Marshall was the CEO of Aixum Tec AG overseeing all aspects of corporate and business development, research and development, investor relations and international growth strategies since October 2009. Mr. Marshall‘s responsibilities also included the successful deployment of “SAMY4ME“, a leading mobile loyalty and voucher network currently ranked the most used consumer mobile shopping and loyalty application for the Apple iPhone in Switzerland and Liechtenstein

Prior to 2009 Andrew held senior roles at Examino AG, ConVision AG and Construction Data Group where he was responsible for IT projects, services and business process management projects for customers such as Credit Suisse, Swisscom Telecommunications, Roche Pharmaceuticals and Hewlett Packard IPG. Mr. Marshall holds a MBA from the University of Fribourg in Switzerland.

James Burk

James Burk has been Chief Financial Officer since May 2012. Mr. Burk has held high-level finance positions within various public and private organizations and industries for the past 33 years. Most recently, Mr. Burk served as Chief Financial Officer of Nero AG, a global consumer software company, from May 2010 through March 2012. He was responsible for the finance, accounting, legal, treasury, planning and forecasting functions. Prior to that, Mr. Burk served as Chief Financial Officer for Youbet.com, an online gaming company, from July 2007 through March 31, 2009, where he was responsible for finance, accounting, treasury, planning and forecasting, human resources and facilities as well as compliance with financial reporting requirements of the Securities and Exchange Commission (the “SEC”). Prior to joining Youbet, Mr. Burk served as Chief Financial Officer of Palace Entertainment Holdings, Inc., an operator of water parks and family entertainment centers, where he managed finance, treasury, information systems, business development analysis, planning and forecasting, as well as compliance with financial reporting requirements of the SEC.

He is a Certified Public Accountant (currently inactive). Mr. Burk started he career at PricewaterhouseCoopers and earned his degree in Business Administration from the University of Southern California.

Qualifications:  Mr. Burk brings extensive experience as a CFO with both public and private companies as well as a recently working for software and internet companies.

Ian Lambert

Mr. Lambert has been our director and a member of the audit committee since December 2011.  Mr. Lambert's broad exposure to a wide range of business activities includes experience in oil & gas development, marketing, manufacturing, data processing operations and software development, and precious metals and mineral exploration and development. His current and recent positions include: CEO/President/Director, Trade Winds Ventures Inc., (mineral exploration) April 1990 to December 2011; Director, North Sea Energy Inc., (oil and gas production), Sept. 2007 to present; Director, Sunorca Development Corp. (energy, oil & gas projects) December, 2000 to present; Director, Strategic Mining Corp., (mineral exploration) March 2010 to December 2012; Advisory Board/Director, MobileBits Corp. (wireless mobile technology) November, 2009 to present. Prior to becoming an Officer and Director of public companies, he served several years each as Manager, Systems Consulting for Deloitte Haskins & Sells Associates, Manager Systems Development for Cominco Ltd. and MacMillan Bloedel Ltd., and Systems Analyst, Mobil Oil Canada.

Qualifications:  Mr. Lambert has over forty years of experience in the management and financing of public companies and had over twenty one years with Trade Winds Ventures Inc. (TWD).  He holds a Bachelor of Commerce degree in quantitative analysis and computer science from the University of Saskatchewan. His strengths are in the areas of corporate structuring and strategic planning, regulatory compliance with both the SEC and Canadian regulatory authorities, public financing arrangements and investor and institutional marketing activities. He recently led a transaction to sell Trade Winds Ventures to Detour Gold Corporation, valued at $84 million.  Trade Winds Ventures is a TSX Venture Top 50 Company.  He is an active Director and Chair of the Audit Committee for North Sea Energy Inc. (NUK), a publicly traded North Sea oil producer.

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

Greg Goldberg

Greg Goldberg has been a member of the board since April 2012. Mr. Goldberg has been an officer and member of PCPM GP, LLC and a manager and member of Professional Traders Management, LLC since 2003. Mr. Goldberg was a Principal at Ocean View Capital LLC where he managed a long/short equity fund from 1998 to 2003. From 1994 to 1998, Mr. Goldberg was a Managing Director at Prudential Investments where he was the lead portfolio manager for growth equity products, including mutual funds, variable annuities and general accounts totaling two billion US dollar. Mr. Goldberg received his Bachelor of Science degree in Business Administration and Marketing/Finance from Marist College in 1984.

Qualifications:  Mr. Goldberg’s has 20 years of experience in financial industry qualifies him to serve as a member of the Board and would bring contributions to the Company’s financial management function.

Glenda Glover

Glenda Glover has been a member of the board and chair of the audit committee since April 2012. Dr. Glover became President of Tennessee State University in Nashville, Tennessee on January 2, 2013. Prior to that, she served as the Dean of the College of Business at Jackson State University in Jackson, Mississippi.  She has been  on the board of directors of First Guaranty Bancshares since 2011 and has served as the chair of the audit committee. She has served as the Chairman of the Board of Commissioners of the Jackson (Mississippi) Airport Authority since 2002. She is regarded as one of the nation's experts on corporate governance. She is a highly sought motivational speaker and political strategist. Dr. Glover is a Certified Public Accountant. She received her Bachelor of Science degree from Tennessee State University, her Master of Business Administration from Clark Atlanta University, and her Doctor of Philosophy from George Washington University. Dr. Glover also completed the Doctor of Jurisprudence at Georgetown University, and is member of the Maryland bar.

Qualifications:  Dr. Glover’s extensive qualifications as a Certified Public Accountant, an attorney, a high-level finance administrator and educator qualify her to serve as a member of the Board and would bring improvement to the Company’s corporate governance.

Code of Ethics

The Company adopted a Code of Ethics policy in December 2012.

Audit Committee Financial Expert

The Board of Directors has established an audit committee and has an audit committee financial expert.

Committees and Procedures

(1) The registrant has standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

(2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the Company and its board is so small.

(3) Some members of the Board who act as the nominating committee are not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to Section 6(a) of the Act (15 U.S.C. 78f(a).

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as “reporting persons”), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other MobileBits equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended October 31, 2012, all reporting persons have complied with all applicable Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended October 31, 2012, and 2011 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO), Chief Operating Officer and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLES
	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)

Walter Kostiuk	2012	$192,500		$1,500
Walter Kostiuk	2011	$240,000	-	$18,000

Majid Abai	2012	$271,689
Majid Abai	2011

Andrew Marshall	2012	$15,833
Andrew Marshall	2011

James Burk	2012	$95,000
James Burk	2011			$-0-

*
Chief Executive Officer and Chief Financial Officer as of October 31, 2011. Mr. Kostiuk resigned from his position as CEO on the closing of the Merger which took place on December 6, 2011 and was reinstated as CEO upon the resignation of Mr. Abai on August 1, 2012.  Mr. Kostiuk resigned from his position as CFO upon the hiring of Mr. Burk on May 1, 2012.

Mr. Abai resigned as CEO on August 1, 2012. Salary includes severance benefits of $115,173 and earned vacation paid on termination of $18,577.

Mr. Marshall was appointed COO on October 1, 2012.

Mr. Burk was hired as CFO on May 1, 2012.

LONG-TERM COMPENSATION TABLE

		Long-Term Compensation
Name and Principal Position	Year	Awards Restricted Award(s)($)	Stock Securities Underlying Options/ SARs(#)		Payouts LTIP Payouts ($)	All Other Compensation ($)
Walter Kostiuk*	2012	-0-		$2,849,483	-0-	-0-
Walter Kostiuk*	2011	-0-		$329,792	-0-	-0-

Majid Abai	2012	-0-	$		-0-	-0-
Majid Abai	2011	-0-		-0-	-0-	-0-

Andrew Marshall	2012	-0-		$17,258	-0-	-0-
Andrew Marshall	2011	-0-			-0-	-0-

James Burk	2012	-0-		$82,788	-0-	-0-
James Burk	2011	-0-			-0-	-0-

*
Chief Executive Officer and Chief Financial Officer as of October 31, 2011. Mr. Kostiuk resigned from his position as CEO on the closing of the Merger which took place on December 6, 2011 and was reinstated as CEO upon the resignation of Mr. Abai on August 1, 2012.  Mr. Kostiuk resigned from his position as CFO upon the hiring of Mr. Burk on May 1, 2012.

The unvested options of Walter Kostiuk, Andrew Marshall and James Burk are 2,497,483, 607,468 and 662,212 respectively.

Option/ SAR Exercises

None of our directors or executive officers exercised any stock options or stock appreciation rights during the fiscal year ended October 31, 2012.  Mr. Walter Kostiuk holds 10,750,000 unexercised stock options held as of such date.

Long-Term Incentive Plan Awards

The Company has no long-term incentive plans.

Compensation of Directors

Director Agreements with Majid Abai and Walter Kostiuk (employee directors)

On December 7, 2011, Walter Kostiuk entered into a Director Agreement with the Company, and its two wholly-owned subsidiaries, Pringo and MobileBits Corporation. Pursuant to the Director Agreement Mr. Kostiuk agreed to act as a director of the Company, and its subsidiaries Pringo and MobileBits Corporation. The term of the agreement is for one year, and is subject to renewal upon re-election by a majority of the shareholders of the Company and its two subsidiaries. Pursuant to the Director Agreements, the Company agreed to indemnify Mr. Kostiuk to the fullest extent that would be permitted by law or by the organizational documents of the Company for certain liabilities arising by reason of his directorship with the Company, excluding liabilities resulted from fraud, gross negligence or willful misconduct of Mr. Kostiuk. Mr. Kostiuk is also subject to a non-disclosure covenant and a non-solicitation covenant.

Our employee director (Mr. Kostiuk) is not compensated for being a director.

Director Agreements with Matthew Mountain, Ian Lambert, Glenda Glover and Greg Goldberg (non-employee directors)

On December 7, 2011 Matthew Mountain and Ian Lambert each entered into a Director Agreement with the Company, and its two wholly-owned subsidiaries, Pringo and MobileBits Corporation. Pursuant to the Director Agreements of our non-employee directors agreed to act as directors of the Company, and its subsidiaries Pringo and MobileBits Corporation. The term of the agreement is for one year, and is subject to renewal upon re-election by a majority of the shareholders of the Company and its two subsidiaries. Pursuant to the Director Agreements, the Company agreed to indemnify Mr. Mountain and Mr. Lambert to the fullest extent that would be permitted by law or by the organizational documents of the Company for certain liabilities arising by reason of his directorship with the Company, excluding liabilities resulted from fraud, gross negligence or willful misconduct of such director.  Mr. Mountain and Mr. Lambert are also subject to a non-disclosure covenant and a non-solicitation covenant..

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

On April 18, 2012 Glenda Glover and Greg Goldberg each entered into a Director Agreement with the Company, and its two wholly-owned subsidiaries, Pringo and MobileBits Corporation. Pursuant to the Director Agreements of our non-employee directors agreed to act as directors of the Company, and its subsidiaries Pringo and MobileBits Corporation. The term of the agreement is for one year, and is subject to renewal upon re-election by a majority of the shareholders of the Company and its two subsidiaries. Pursuant to the Director Agreements, the Company agreed to indemnify Ms. Glover and Mr. Goldberg to the fullest extent that would be permitted by law or by the organizational documents of the Company for certain liabilities arising by reason of his directorship with the Company, excluding liabilities resulted from fraud, gross negligence or willful misconduct of such director.  Ms. Glover and Mr. Goldberg are also subject to a non-disclosure covenant and a non-solicitation covenant.

Pursuant to the Director Agreements, Ms. Glover and Mr. Goldberg is each entitled to receive an option to purchase a total of 150,000 shares of common stock of the Company at an exercise price of $0.51 per share for the Director’s services rendered hereunder for all three entities, subject to the vesting schedule provided in the Director Agreements. Each of the four directors is also entitled to receive $300 for each Board meeting he attended in person and $150 for each Board meeting he remotely attended. During the directorship term, the Company shall reimburse the directors for all reasonable out-of-pocket expenses incurred by the directors in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

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
g) increase to $400,000 30 days after the closing of an offering or offerings to investors of equity securities of the Company with a combined aggregate value of at least $10,000,000 since June 24, 2011 at a per share price of no less than $0.51; and
h) increase by a minimum of 5% annually.

●
During the employment term, the Mr. Kostiuk is eligible to participate in the Company’s bonus and other incentive compensation plans and programs (if any) for the Company’s executives at a level commensurate with this position.  Such bonuses shall be determined by the Compensation Committee as formed by the Board of Directors of the Company.

●
In addition, upon the approval of the board Mr. Kostiuk is eligible to receive a quarterly incentive bonus of $25,000 if the Company maintains a Market Capitalization (as defined below) of over $50 million for more than 60 days within the quarter and/or the quarterly revenue quotas (as established by the Board of Directors of the Company) are exceeded by 25% or more. This amount will increase to $50,000 per quarter should the Company’s Market Capitalization increase to $100 million and/or the quarterly revenue quotas are exceeded by 50% or more; and to $75,000 per quarter should the Market Capitalization reach $250 million and/or the quarterly revenue quotas are exceeded by 75% or more; and to $100,000 per quarter should the Market Capitalization reach $500 million and/or the quarterly revenue quotas are exceeded by 100% or more. Market Capitalization shall mean the aggregate worldwide market value of the Company’s common stock, calculated by multiplying the closing stock price as listed on the OTC Markets or other stock exchange (such as NASDAQ or NYSE) times the number of issued and outstanding shares.

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

A. The following table lists, as of January 31, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 65,854,188 shares of our common stock issued and outstanding as of January 31, 2013.  Unless otherwise indicated, the address of each person listed is c/o MobileBits Holdings Corporation, 11835 W. Olympic Boulevard, Suite 855, Los Angles, and California 90064.

Title of Class	Name, Address Of Beneficial Owner And Position(1)	Shares Of Common Stock	Percent Of Class(2)
Common	Walter Kostiuk, Chief Financial Officer, Director	16,666,664	25.3%
Common	Farid Moradi (3)(4)	12,470,159	18.9%
Common	Harvard Young, Chief Technology Officer (4)	8,077,309	12.3%
Common	Nouriel Yazdinian (4)(5)	6,381,978	9.7%
Common	Majid Abai, Chief Executive Officer, Director (4)	685,667	1.0%
Common	Andrew Marshall	414,641	0.6%
Common	James Burk	200,000	0.3%
Common	Ian Lambert	41,667	0.1%
	All directors and officers as a group (4 persons) (4)	25,400,281	38.6%

(1)	Unless otherwise indicated, each person named in the above-described table has the sole voting and investment power with respect to his shares of the Common Stock beneficially owned.

(2)
Unless otherwise provided, the calculation of percentage ownership is based on 65,854,188 shares of our common stock issued and outstanding as of January 31, 2013, any shares of the Common Stock which are not outstanding as of such date but are subject to options, warrants, or rights of conversion exercisable within 60 days of February 5, 2011 shall be deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but shall not be deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

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

a. Transactions with Related Persons.

As of October 31, 2012, the Company had outstanding payables to related parties of the Company in the amount of $630,878. $227,154 was owed to The Abai Group, Inc. for the services performed and $110,173 for accrued severance benefits; $164,380 was owed to Walter Kostiuk primarily for commissions on sale of the Company’s common stock and unpaid salary and $129,171 was owed to Andrew Marshall for unpaid salary and expenses. During the year ended October 31, 2012, the Company paid Walter Kostiuk $20,000 primarily related to salary owed.

As of October 31, 2011, the Company had amounts payable to Mr. Kostiuk of $192,881.

As of December 2, 2011, the Company executed a new employment agreement with Walter Kostiuk. This new agreement commenced on December 7, 2011 and continues through December 31, 2014. As of December 31, 2014 and on each anniversary of that date (the “Renewal Date’), this Agreement shall automatically be extended for an additional one year term, unless either party gives the other written notice of non-renewal at least 60 days prior to any such Renewal Date. The annual starting salary is $210,000 increasing as follows:

To $260,000 30 days after the closing of an offering or offerings to investors of equity securities of the Company with a combined aggregate value of at least $3,000,000 since June 24, 2011 at a per share price of no less than $0.51.

To $310,000 30 days after the closing of an offering or offerings to investors of equity securities of the Company with a combined aggregate value of at least $6,000,000 since June 24, 2011 at a per share price of no less than $0.51.

To $400,000 30 days after the closing of an offering or offerings to investors of equity securities of the Company with a combined aggregate value of at least $10,000,000 since June 24, 2011 at a per share price of no less than $0.51.

Annual salary increases by a minimum of 5% annually.

During the employment term, Mr. Kostiuk shall be eligible to participate in the Company’s bonus and other incentive compensation plans and programs (if any) for the Company’s executives at a level commensurate with this position. Such bonuses shall be determined by the Compensation Committee as formed by the Board of Directors of the Company.

Additionally, upon approval of the Board of Directors of the Company by unanimous written consent or at a duly called board meeting (“Board Approval”), Mr. Kostiuk shall receive a cash bonus of $25,000 for each quarter that the Company maintains a Market Capitalization (as defined below) of over $50 million for more than 60 days within the quarter and/or the quarterly revenue quotas (as established by the Board of Directors of the Company) are exceeded by 25% or more. This amount will increase to $50,000 per quarter should the Company’s Market Capitalization increase to $100 million and/or the quarterly revenue quotas are exceeded by 50% or more; and to $75,000 per quarter should the Market Capitalization reach $250 million and/or the quarterly revenue quotas are exceeded by 75% or more; and to $100,000 per quarter should the Market Capitalization reach $500 million and/or the quarterly revenue quotas are exceeded by 100% or more. Market Capitalization shall mean the aggregate worldwide market value of Company’s common stock, calculated by multiplying the closing stock price as listed on the OTC Markets or other stock exchange (such as NASDAQ or NYSE) times the number of issued and outstanding shares

On December 2, 2011, the Company issued to Mr. Kostiuk an option to purchase 3,000,000 shares of the Company’s common stock at an exercise price equal to 100% of the fair market value of the Company’s common stock on such date. Such options shall vest upon the earlier to occur of the closing of an M&A Transaction (as defined below) or an initial public offering of the Company’s common stock on a major US or international stock exchange, in each case that values the Company at $100,000,000 or more (the “Transaction Value”). If the Transaction Value is $100,000,000 or more, but less than $250,000,000, the option shall vest as to 1,000,000 shares and shall immediately lapse as to the remaining 2,000,000 shares; if the Transaction Value is $250,000,000 or more, but less than $500,000,000, the option shall vest as to 2,000,000 shares and shall immediately lapse as to the remaining 1,000,000 shares; if the Transaction Value is $500,000,000 or more, the option shall vest as to all 3,000,000 shares.

On December 2, 2011, Mr. Kostiuk was also granted options, with a term of seven years and an exercise price of the fair market value of the shares on the commencement date, to purchase 6,750,000 shares of common stock of the Company that will vest over a period of 36 months, 187,500 shares per month.

Mr. Kostiuk is entitled to an automobile benefit starting 30 days after the closing of an offering or offerings to investors of equity securities of the Company with a combined aggregate value of at least $10,000,000 since June 24, 2011. At that time, Mr. Kostiuk will receive up to $1,000 automobile benefit per month.

During the employment term, the Mr. Kostiuk is eligible to participate in the Company’s bonus and other incentive compensation plans and programs (if any) for the Company’s executives at a level commensurate with this position.  Such bonuses shall be determined by the Compensation Committee as formed by the Board of Directors of the Company.

The Company has expensed $192,500 in wages and $1,500 in automobile expense in connection with Mr. Kostiuk’s employment agreement for the year ended October 31, 2012.

In connection with the Pringo Merger, 3,000,000 shares owned by Walter Kostiuk were cancelled after the issuance of 29,453,544 shares issued to Pringo, Inc. shareholders.

Previously, the Company converted Mr. Kostiuk’s' contractor agreement to an employment agreement on May 1, 2010. Under the previous agreement, the agreement which commenced on May 1, 2010 and continued through April 30, 2015; provided, however, that beginning on March 1, 2015 and on each March 1 of every term (each a “5 Year Renewal Date”) thereafter, a 5 year term of this agreement shall automatically be extended for one additional 5 year term, unless either party gives the other written notice of non-renewal at least 90 days prior to any such renewal date. Mr. Kostiuk will have an annual base salary of $240,000 in the event the net profits are less than $375,000; $340,000 in the event the net profits are less than $750,000 and more than $375,000 per quarter; $450,000 in the event the net profits are less than $1,200,000 and more than $750,000 per quarter; $650,000 in the event the net profits are less than $2,500,000 and more than $1,200,000 per quarter; and $700,000 plus eight (8%) of the annual net profits, from all sources, before depreciation, amortization and taxes greater than $10,000,000 to be paid within thirty days of receipt of the audited financial statements.

Mr. Kostiuk also participates in the Company’s bonus and other incentive compensation plans and programs, Milestone and Achievement Compensation Plans, receives an automobile allowance in the amount of $1,500 per month and was issued stock options, effective as of May 1, 2010, that consist of the right to purchase 1,000,000 shares of the Company’s common stock. The right to purchase such stock is nontransferable and shall vest in equal thirds on each one year anniversary of the grant date over a three year period commencing on the May 1, 2010. The options shall have a term of ten years and the exercise price of the options is $1.00 per common share. The options had a fair value of $989,376, of which $329,792 and $329,792 was expensed during the years ended October 31, 2012 and 2011, respectively. The remaining unamortized balance of $164,896 will be expensed over the next 6 months.

Under the employment agreement with the Company, Mr. Kostiuk is entitled to compensation of 10% of all funds raised. The Company incurred offering costs in the amount of $357,528 payable to Mr. Kostiuk for the year ended October 31, 2011 and recorded the offering costs as a reduction to additional paid-in capital. As of October 31, 2011, $163,849 of the $357,528 remained unpaid and recorded as accounts payable and accrued expenses – related parties. Total cash payments for offering costs during the year ended October 31, 2011 were $233,779 of which $40,100 was for offering costs accrued as of October 31, 2010 and the remaining $193,679 was for offering costs incurred during the year ended October 31, 2011. The costs are calculated as commissions for 10% of all funds raised via stock sales for the year ended October 31, 2011.

The Company has expensed $240,000 in wages and $18,000 in automobile expense in connection with Mr. Kostiuk’s employment agreement for the year ended October 31, 2011.

On April 1, 2009, the Company entered into a marketing and consulting agreement with Andrea Kostiuk (“Ms. Kostiuk”).  The agreement is renewable annually and was renewed on April 1, 2010.  Under the terms of the agreement, Ms. Kostiuk will be paid $7,000 per month and is entitled to receive an annual bonus of $36,000 for meeting corporate objectives as determined by the Company.

As of May 1, 2011, the Company converted its consulting agreement with Ms. Kostiuk to an employment agreement. In conjunction with the agreement, Ms. Kostiuk was issued options that consist of the right to purchase 250,000 shares of the Company’s common stock. The right to purchase such stock is nontransferable and vests in equal thirds on each one year anniversary of the grant date over a three year period commencing on the May 1, 2011. The options shall have a term of 10 years and the exercise price of the options is $0.51 per common share. The options had a fair value of $254,601, of which $42,434 and $14,145 was expensed during the year ended October 31, 2011 and 2012, respectively. The option was valued using the Black-Scholes option-pricing model and the following parameters: (1) 3.31% risk-free discount rate, (2) expected volatility of 190.11%, (3) $0 expected dividends, (4) an expected term of 10 years based on term of the option, and (5) a stock price on the measurement date of $1.02.

On June 14, 2011, the Company issued options that consist of the right to purchase 250,000 shares of the Company’s common stock to Ms. Kostiuk for her services to the Company.  The right to purchase such stock is nontransferable and vests in equal thirds with the first third vested on June 14, 2011, the second third on November 1, 2011, and the third on November 1, 2012.  The options shall have a term of 5.39 years and the exercise price of the options is $0.51 per common share.  The options had a fair value of $242,942, of which $66,257 and $95,704 was expensed during the year ended October 31, 2011 and 2012, respectively.  The option was valued using the Black-Scholes option-pricing model and the following parameters: (1) 1.70% risk-free discount rate, (2) expected volatility of 215.68%, (3) $0 expected dividends, (4) an expected term of 5.39 years based on term of the option, and (5) a stock price on the measurement date of $0.98.

As of October 31, 2012 and 2011, the Company had a payable in the amount of $0 and $5,000, respectively, due to Ms. Kostiuk.

Ms. Kostiuk resigned in February 2012 and subsequently forfeited the stock option grants.

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

Audit Fees
The aggregate fees billed by our independent auditors, GBH CPAs, PC, for professional services rendered for the audit of our annual financial statements included for the years ended October 31, 2012 and 2011 were $102,687 and $116,908, respectively.

Audit-Related Fees
For the years ended October 31, 2012 and 2011, there were no fees billed for assurance and related services by our auditor relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

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

In reviewing any agreements incorporated by reference in this Form 10-K or filed with this 10-K, please remember that such agreements are included to provide information regarding their terms. They are not intended to be a source of financial, business or operational information about MobileBits or any of its subsidiaries or affiliates. The representations, warranties and covenants contained in these agreements are made solely for purposes of the agreements and are made as of specific dates; are solely for the benefit of the parties; may be subject to qualifications an limitations agreed upon by the parties in connection with negotiating the terms of the agreements, including being made for the purpose of allocating contractual risk between the parties instead of establishing matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors or security holders. Investors and security holders should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of MobileBits or any of its subsidiaries or affiliates or, in connection with acquisition agreements, of the assets to be acquired. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the agreements. Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at any other time.

(a)(1)	Financial Statements Contained in Item 8 hereof.

(a)(2)	None

(a)(3)	Exhibits

Number	Description

2.1
Agreement and Plan of Merger, June 23, 2011, by and among MobileBits Holdings Corporation, a Nevada corporation, MB Pringo Merger Sub, Inc., a Delaware corporation, and Pringo, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 29, 2011.

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of October 3, 2011, by and among MobileBits Holdings Corporation, a Nevada corporation , MB Pringo Merger Sub, Inc., a Delaware corporation , and Pringo, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to Form 8-K filed on October 7, 2011.

2.3
Amendment No. 2 to Agreement and Plan of Merger, dated as of December 6, 2011, by and among MobileBits Holdings Corporation, a Nevada corporation, MB Pringo Merger Sub, Inc., a Delaware corporation, and Pringo, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to Form 8-K filed on December 7, 2011.

2.4
Stock Exchange Agreement, dated as of May 21, 2012, by and among MobileBits Holdings Corporation, Aixum Tec AG, and each of the individuals who executed the agreement on the signature page thereto as a seller incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 25, 2012.

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

10.4
Share Purchase Agreement, dated September 17, 2010, by and between MobileBits Corporation, a Florida corporation and Global Commodities LTD, incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 6, 2010 .

10.5
Share Purchase Agreement, dated September 28 2010, by and between MobileBits Corporation, a Florida Corporation and Gaia Investments Limited, incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 6, 2010 .

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

10.8
Director Agreement, dated December 7, 2011, by and between MobileBits Holdings Corporation, a Nevada corporation, Pringo, Inc., a Delaware company, MobileBits Corporation, a Florida corporation, and Majid Abai, incorporated by reference to Exhibit 10.3 to Form 8-K filed on December 7, 2011.

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

21.1	Subsidiaries of the registrant. †
31.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101	Interactive Data File (Form 10-K for the quarterly period ended October 31, 2012 (furnished in XBRL). †

† Filed herein.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILEBITS HOLDINGS CORPORATION

Date: February 13, 2013	By:	/s/ Walter Kostiuk
Walter Kostiuk, Chairman of the Board, President (Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 13, 2013, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ Walter Kostiuk	Chairman of the Board and President
Walter Kostiuk

/s/ Andrew Marshall	Chief Operating Officer
Andrew Marshall

/s/ James Burk	Chief Financial Officer
James Burk

/s/ Glenda Glover	Director
Glenda Glover

/s/ Ian Lambert	Director
Ian Lambert

/s/ Matthew Mountain	Director
Matthew Mountain

/s/ Greg Goldberg	Director
Greg Goldberg