Form 10-Q
period 2013-01-31
MobileBits Holdings Corp
filed 2013-03-22
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

MobileBits Holdings Corporation
(Exact name of registrant as specified in its charter)

Nevada	000-156062	26-3033276
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

5901 N. Honere Ave., Suite 110 Sarasota, Florida	34243
(Address of principal executive offices)	(Zip Code)
______________

(941) 225-6115
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of March 13, 2013, the Company had 65,854,188  shares of common stock issued and outstanding.

MobileBits Holdings Corporation
FORM 10-Q
For period ended January 31, 2013

INDEX

PART I-- FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II-- OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MobileBits Holdings Corporation
Consolidated Financial Statements
January 31, 2013
(Unaudited)

CONTENTS

Page(s)
Consolidated Financial Statements:

Consolidated Balance Sheets - As of January 31, 2013 and October 31, 2012	4

Consolidated Statements of Operations - For the three months ended January 31, 2013 and 2012	5

Consolidated Statements of Cash Flows - For the three months ended January 31, 2013 and 2012,	6

Notes to Consolidated Financial Statements	7

MobileBits Holdings Corporation
Consolidated Balance Sheets
(Unaudited)

	January 31,	October 31,
	2013	2012
ASSETS
Current assets:
Cash	$55,650	$122,428
Investment in marketable securities	222	222
Accounts receivable, net of allowance for doubtful accounts	94,094	95,058
Prepaid expenses and other current assets	58,028	62,761
Total current assets	207,994	280,469

Property and equipment, net of accumulated depreciation	39,052	40,758
Software development costs, net of accumulated amortization	245,476	159,733
Intangible assets, net of accumulated amortization	5,585,336	6,020,641
Goodwill	16,107,034	16,107,034

TOTAL ASSETS	$22,184,892	$22,608,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$634,607	$669,975
Accounts payable and accrued expenses – related parties	620,596	630,878
Stock payable	563,000	122,000
Note payable– related parties	61,575	54,325
Deferred revenues	394	8,900
Total current liabilities	1,880,172	1,486,078

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 65,854,188 and 65,182,188 shares issued and
outstanding, respectively	65,854	65,182
Additional paid-in capital	38,329,191	37,233,950
Accumulated deficit	(18,096,073)	(16,171,696)
Accumulated other comprehensive gain (loss)	5,748	(4,879)
Total stockholders' equity	20,304,720	21,122,557

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,184,892	$22,608,635

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended January 31,
	2013	2012
		(Restated)
REVENUES	$157,979	$74,880
COST OF REVENUES	25,629	22,491

GROSS PROFIT	132,350	52,389

OPERATING EXPENSES:
General and administrative	1,596,678	5,221,848
Depreciation and amortization expense	468,028	164,717
Total operating expenses	2,064,706	5,386,565

LOSS FROM OPERATIONS	(1,932,356)	(5,334,176)

OTHER INCOME (EXPENSE)
Unrealized foreign currency exchange gain	11,089	-
Interest expense, net	(3,110)	(229,057)

NET LOSS	(1,924,377)	(5,563,233)

OTHER COMPREHENSIVE GAIN
Foreign currency translation gain	10,627	-
TOTAL COMPREHENSIVE LOSS	$(1,913,750)	$(5,563,233)

Net loss per common share - basic and diluted	$(0.03)	$(0.13)

Weighted average number of common shares outstanding during the period - basic and diluted	65,546,905	42,645,050

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net loss	$(1,924,377)	$(5,563,233)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debt expense	165	44,858
Common shares issued for interest expense	-	224,160
Stock-based compensation	759,913	4,601,101
Depreciation and amortization	468,028	164,717
Unrealized gain on foreign currency exchange	(11,089)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	799	(58,940)
Decrease in prepaid expenses	4,733	8,523
Increase (decrease) in accounts payable	(35,368)	76,293
Decrease in accounts payable – related parties	(10,282)	(66,066)
Increase (decrease) in deferred revenues	(8,837)	33,000
Net cash used in operating activities	(756,315)	(535,587)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs incurred	(102,082)	(35,856)
Purchase of property and equipment	(5,000)	-
Net cash used in investing activities	(107,082)	(35,856)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	7,250	-
Proceeds from issuances of common stock, net	777,000	257,000
Commissions paid on common stock-related party	-	(20,000)
Net cash provided by financing activities	784,250	237,000

Effect of exchange rate changes on cash	12,369	-

Net decrease in cash	(66,778)	(334,443)
Cash at beginning of period	122,428	1,330,166
Cash at end of period	$55,650	$995,723

Cash paid for:
Interest	$904	$2,197
Income tax	-	-

Noncash investing and financing activiites:
Common shares issued for notes payable	-	81,000
Commissions due on common stock sales - related party	-	20,000
Cancellation of shares – related party	-	3,000
Fair value of common shares issued to acquire Pringo, Inc.	-	18,744,521

See accompanying summary of accounting policies and notes to consolidated financial statements.

   MobileBits Holdings Corporation
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of MobileBits Holdings Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In management's opinion, all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended January 31, 2013 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended October 31, 2012.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Use of Estimates

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

Significant estimates made by the Company in 2013 and 2012 included: 1)  100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses; 2) inputs used in its option-pricing model to calculate the Company share-based compensation arrangements; 3) allowance estimated for doubtful accounts; 4) assumptions used in the valuation models to calculate the fair values of assets acquired and liabilities assumed under acquisitions; and 5) assumptions used in the projections and discounted cash flows analysis to assess the goodwill impairment.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications and Restatements

For the three months ended January 31, 2012:

The Company restated its January 31, 2012 Consolidated Statements of Operations and Comprehensive Loss and Cash Flows to reflect the following adjustments:

●
Stock option grants issued in connection with the Pringo Merger as of the acquisition date originally expensed in the three month period ended January 31, 2012 should have been considered in determining the original purchase price.

●	Acquired software development costs in connection with the Pringo Merger originally capitalized were eliminated in determining the final purchase price.

The impact of the restatement on the Consolidated Statements of Operations and Comprehensive Loss for the three months ended January 31, 2012 is as follows:

	As originally
	Reported	Change	Restated
General and administrative	$9,239,597	$(4,017,749)	$5,221,848
Depreciation and amortization expense	188,999	(24,282)	164,717
Total operating expenses	9,428,596	(4,042,031)	5,386,565
Loss from operations	(9,376,207)	4,042,031	(5,334,176)
Net loss	(9,605,264)	4,042,031	(5,563,233)
Total comprehensive loss	(9,605,264)	4,042,031	(5,563,233)
Net loss per common share - basic and diluted	(0.23)	0.10	(0.13)

The impact of the restatement on the Consolidated Statements of Cash Flows for the three months ended January 31, 2012 is as follows:

	As originally
	Reported	Change	Restated
Net Loss	$(9,605,264)	$4,042,031	$(5,563,233)
Stock based compensation	8,618,850	(4,017,749)	4,601,101
Depreciation and amortization	188,999	(24,282)	164,717
Fair value of common shares issued to Pringo, Inc.	14,726,772	4,017,749	18,744,521

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

Cash and Cash Equivalents

We consider short term, highly liquid investments that have an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”).  At January 31, 2013 and October 31, 2012, the Company had cash balances of $55,650 and $122,428, respectively, all of which was insured.

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

Accounts Receivable and Allowance for Bad Debt

The allowance for doubtful accounts is based on the Company’s past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowance for doubtful accounts is determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At January 31, 2013 and October 31 2012, the allowance for doubtful accounts totaled $225,676 and $225,511, respectively. For the three months ended January 31, 2013 and 2012, the Company recorded bad debt expense of $165 and $44,858.

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

Software Development Costs

Costs of software developed internally for licensing to third parties are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs incurred through the general release of the software products are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized software development costs are amortized on a straight-line basis over the products’ respective estimated economic lives, which are typically three years. The amortization of capitalized software development costs, including any amounts accelerated for products that are not expected to generate sufficient future revenue to realize their carrying values, is included in depreciation and amortization expense in the consolidated statements of operations.

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

The Company has adopted ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of January 31, 2013 and October 31, 2012, the Company had not recorded any tax benefits from uncertain tax positions.

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

Share-Based Payments

The Company estimates the fair value of each stock option or warrant award at the grant date by using the Black-Scholes option pricing model and common shares based on the last applicable market price of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee or service provider is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

Earnings (Loss) per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. As of January 31, 2013 and 2012 the Company excluded 24,904,475 units and 37,061,984 units of stock options and warrants outstanding, respectively, since there inclusion would be anti-dilutive.

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

Subsequent Events

The Company has evaluated all transactions through the filing date of this Form 10-Q for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations. The Company has a net loss of $1,924,377, a working capital deficit of $1,672,178 and net cash used in operations of $756,315 for the three months ended January 31, 2013; and an accumulated deficit of $18,096,073 at January 31, 2013.  In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 4 – ACQUISITIONS

Acquisition of Pringo, Inc.

On December 6, 2011, the Company completed a merger with Pringo, Inc. Pursuant to the Merger Agreement, each share of common stock of Pringo issued and outstanding immediately prior to the effective time, was converted into the right to receive a number of shares of common stock of the Company such that immediately after the Merger,  Pringo’s stockholders, and the holders of Pringo’s outstanding options and warrants, own fifty percent (50%) of the Company's then outstanding shares of common stock on a fully diluted basis (as if all of Pringo’s and the Company’s options and warrants were exercised), and the Company’s stockholders, and holders of the Company’s outstanding options and warrants, own fifty percent (50%) of its then outstanding shares of the Company's common stock on a fully diluted basis (as if all of Pringo’s and the Company’s options and warrants were exercised). These shares and options were valued at their grant date value of $14,726,772 and $ 4,017,749, respectively, for a total purchase price of $18,744,521. At the closing of the Pringo Merger, Pringo’s stockholders immediately prior to the Pringo Merger were issued 29,453,544 shares of the Company’s common stock.

All shares of Pringo common stock outstanding immediately prior to the Pringo Merger are no longer outstanding and were automatically cancelled and retired, and each certificate previously representing any such shares now represents the right to receive a certificate representing the shares of the Company common stock into which such Pringo common stock was converted into the Pringo Merger.  All the issued and outstanding options to purchase common stock of Pringo prior to the Pringo Merger were vested and converted into options to purchase the Company’s common stock.  At the closing, options to purchase 7,091,500 shares of the Company's common stock were issued to replace the options to purchase Pringo's common stock.

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

Prior to the acquisition, the Company executed a promissory note between Aixum and MobileBits dated March 7, 2012 providing for MobileBits to lend up to 110,000 CHF (approximately $114,800) at 5% interest rate payable on September 13, 2012.  On June 19, 2012, the Company entered an amendment to increase the principal amount to 180,000 CHF (approximately $183,929). As of January 31, 2013, 170,000 CHF (approximately $185,165) had been advanced to Aixum by MobileBits. This amount has been eliminated in consolidation.

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

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment at January 31, 2013 and October 31, 2012:

	Estimated	January 31,	October 31,
	Useful Lives	2012	2012
Furniture and fixtures	5	$8,249	$8,249
Equipment	5	34,064	34,064
Website and database	3	31,602	26,602
Effect of exchange rate changes		(44)	-
Subtotal		73,871	68,915
Less: accumulated depreciation		(34,819)	(28,157)
Property and equipment, net		$39,052	$40,758

For the three months ended January 31, 2013 and 2012, total depreciation expense was $6,662 and $6,406, respectively.

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

The following is a summary of the Company’s software development costs at January 31, 2013 and October 31, 2012:

	January 31,	October 31,
	2013	2012
Software development costs incurred	$310,189	$208,107
Effect of exchange rate changes	9,722	-
Subtotal	319,911	208,107
Less: accumulated amortization	(74,435)	(48,374)
Software development costs, net	$245,476	$159,733

For the three months ended January 31, 2013 and 2012, total amortization expense was $26,061 and $40,769, respectively.

NOTE 7 – INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets at January 31, 2013 and October 31, 2012:

	Estimated Useful Lives	January 31, 2013	October 31, 2012
Domain name	Indefinite	$20,100	$20,100
Developed technology - software	3	3,780,000	3,780,000
Customer relationships	5	1,700,000	1,700,000
Trade name	10	1,410,000	1,410,000
Subtotal		6,910,100	6,910,100
Less: accumulated amortization		(1,324,764)	(889,459)
Intangible assets, net		$5,585,336	$6,020,641

For the three months ended January 31, 2013 and 2012, the Company recognized amortization expense of $435,305 and $117,542, respectively.

NOTE 8 – NOTES PAYABLE – RELATED PARTY

The Company assumed a related party promissory note in the amount of $110,000 in the Pringo Merger, accruing interest at 10% per annum. On February 1, 2012, the note was extended through June 30, 2012 with the full balance of the $110,000 to be repaid by June 30, 2012.  The balance on the note as of January 31, 2013 was $58,000. The parties are in the process of negotiating new payment terms.

In addition, on December 22, 2011 the Company converted an $81,000 related party note payable and accrued interest of $23,288 by issuing 610,319 shares of common stock valued at $305,160. The value in excess of the principal in the amount of $200,872 was recorded as additional interest expense. The Company is currently contesting the original terms of the common stock conversion.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of January 31, 2013, the Company had outstanding payables to related parties of the Company in the amount of $620,596. $228,000 was owed to The Abai Group, Inc. for the services performed and $29,501 to Majid Abai for accrued severance benefits; $189,380 was owed to Walter Kostiuk primarily for commissions on sale of the Company’s common stock, unpaid salary and a $25,000 bonus accrual pursuant to his employment agreement and $173,715 was owed to Andrew Marshall for unpaid salary and expenses. During the  the three months ended January 31, 2012, the Company paid Walter Kostiuk $20,000 primarily related to salary owed.

In connection with the Pringo Merger, 3,000,000 shares owned by Walter Kostiuk were cancelled after the issuance of 29,453,544 shares issued to Pringo, Inc. shareholders on December 6, 2012.

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

Birlasoft, Inc., v. Pringo Networks LLC

On or about September 21, 2009, Birlasoft, Inc. filed a civil action in Superior Court of New Jersey, Middlesex County seeking damages in relation to Pringo Networks, LLC’s, the Company’s predecessor, alleged breach of contract.  The claims asserted by Birlasoft, Inc. were disputed and after an initial attempt to settle the case, the Company did not respond to the lawsuit, which resulted in a default judgment in the amount of approximately $59,000 in 2010.  On March 21, 2012, the lawsuit was settled in the amount of $22,000 for all amounts due including the previously accrued judgment of $59,000 and accounts payable of $44,817 resulting in a gain of $81,817. The $22,000 is to be paid with an initial amount of $4,000 being paid within five (5) days after the execution of the settlement and $2,000 payments on the first business day of each month, for nine (9) months, starting on April 1, 2012.  The settlement amount was paid in full as of December 1, 2012.

Majid Abai v. MobileBits

Majid Abai, the former CEO of MobileBits Holdings Corporation, MobileBits Corporation and Pringo, Inc. (collectively the “MobileBits Companies”), entered into a written agreement which Mr. Abai alleges requires the MobileBits Companies to pay him severance compensation, reimburse certain of his expenses and furnish other consideration totaling $141,199 which includes $7,450 the Company is contesting. On or about October 3, 2012 Mr. Abai filed action against the MobileBits Companies in the Superior Court of the State of California, West District, alleging that the MobileBits companies breached this agreement.  Mr. Abai seeks damages and/or restitution.  As of January 31, 2013, $104,248 has been paid against the amounts owed and $29,501 was unpaid and accrued. The Company is currently negotiating with Mr. Abai to resolve this issue.

NOTE 12 – STOCK PAYABLE

During the three month period ended January 31, 2013, the Company received $563,000 in funds from investors for which stock certificates had not been issued. Of this amount, MRL Trade S.r.l. (“MRL”) invested $450,000 and the remaining $113,000 were funds contributed by private investors.

MRL signed a Share Purchase Agreement (“Agreement”) on December 4, 2012 to purchase 2,200,000 shares of MobileBits common stock at $0.50 per share for a total investment of $1,100,000.  The initial payment of $550,000 was to be made within 10 days from receipt of the signed Agreement which was December 24, 2012 and the remaining $550,000 was to be made within 60 days of the initial payment.  As of January 31, 2013, $550,000 has been received. MRL also signed a 10 year Exclusive Referral Agreement (“Referral Agreement”) with the Company. The Referral Agreement provides MRL the exclusive right to receive 50% of the gross revenues generated from the SAMY software in the territory of Italy.  MobileBits is responsible for the setup and development of the SAMY mobile application, merchant web-application to support the Italian market, including language conversion, training, documentation, marketing materials, SAMY website and the sales/support teams.

As of October 31, 2012, the Company had a stock payable balance of $122,000 for which the corresponding share certificates were issued as of January 31, 2013.

NOTE 13 – STOCKHOLDERS’ EQUITY

The Company recorded amortization of share-based compensation of $759,913 for the three months ended January 31, 2013 for options granted prior to October 31, 2012 as no options or warrants were issued during the three months ended January 31, 2013.

During the three months ended January 31, 2013, the Company issued 244,000  shares of common stock for $122,000 for funds that were received as of October 31, 2012 and 428,000 shares of common stock for $214,000 of cash received during the three months ended January 31, 2013.

The Company recorded amortization of share-based compensation of $4,601,101 for the three months ended January 31, 2012 for the options granted during the three months ended January 31, 2012 and prior to October 31, 2011. All Pringo’s options were fully vested on the date of Pringo Merger.

During the three months ended January 31, 2012, the Company received net proceeds of $237,000 from various investors for the sale of 514,000 shares of its common stock.

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

NOTE 14 – STOCK OPTION AND WARRANT ACTIVITIES

The Company did not issue any option or warrants during the three months ending January 31, 2013.

The following is a summary of stock option and warrant activities for the three months ended January 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, October 31, 2012	24,929,475	$0.45	6.12	$12,647,130
Granted
Exercised
Forfeited	(25,000)	0.00
Expired
Outstanding, January 31, 2013	24,904,475	$0.49	5.87	$10,325,137
Exercisable, January 31, 2013	14,751,192

The Company recorded option and warrant expense of $759,913 and $4,601,101 for the options and warrants vested during the three months ended January 31, 2013 and 2012, respectively.

The following is a summary of outstanding stock options at January 31, 2013:

Number of Common Stock Equivalents Options/Warrants	Expiration Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Average Remaining Contracted Life (Years)
208,335	01/21/2015	1.97	$0.50	0.0165
420,681	06/27/2016	3.41	$0.75	0.0575
62,499	10/31/2016	3.75	$0.50	0.0094
250,000	11/01/2016	3.75	$0.51	0.0377
300,000	04/17/2017	4.21	$0.51	0.0507
300,000	08/21/2017	4.56	$1.00	0.0549
3,250,170	05/31/2018	5.33	$0.19	0.6958
1,000,000	08/15/2018	5.54	$0.51	0.2224
25,000	09/05/2018	5.60	$0.51	0.0056
187,790	09/20/2018	5.64	$0.19	0.0425
250,000	10/31/2018	5.75	$0.51	0.0577
100,000	11/13/2018	5.79	$0.51	0.0232
11,750,000	12/01/2018	5.84	$0.50	2.7533
1,000,000	12/05/2018	5.85	$0.51	0.2348
125,000	01/01/2019	5.92	$0.51	0.0297
50,000	02/12/2019	6.04	$0.51	0.0121
3,000,000	04/30/2019	6.25	$0.51	0.7525
25,000	07/01/2019	6.42	$0.51	0.0064
50,000	08/31/2019	6.58	$0.51	0.0132
1,250,000	09/30/2019	6.67	$0.51	0.3346
1,000,000	04/30/2020	7.25	$1.00	0.2911
300,000	12/05/2026	13.85	$0.51	0.1669
24,904,475				5.8685

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at January 31, 2013 was $5,072,767.

NOTE 15 – SUBSEQUENT EVENTS

As of March 22, 2013, the Company has received cash proceeds of $465,000 subsequent to January 31, 2013 to purchase common stock including $450,000 from MRL.

The corresponding shares have not been issued as of March 22, 2013.

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

SAMY extends the same optimal shopping experience of a mall or shopping center into a digital, “Mobile Mall”.  SAMY provides consumers with a single application to connect with any number of their favorite stores, view offers, receive and store coupons, receive promotions and earn rewards.  Mobile consumers collect and gather their favorite restaurants, stores, retailers, deals, loyalty programs and more right on their smartphone; resulting in a personalized shopping experience.

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

Results of Operation

Three Months Ended January 31, 2013 compared to the Three Months Ended January 31, 2012

Revenues

Our revenues were $157,979 for the three months ended January 31, 2013 compared to $74,880 for the three months ended January 31, 2012. We started to generate revenues from enterprise licenses and services after we acquired Pringo. Our revenues come from the existing and new Pringo contracts as well as SAMY merchant subscription fees. For the three months ended January 31, 2013, license fees, professional service fees, hosting fees and SAMY merchant subscription fees totaled $48,328, $86,121, $1,000 and $22,530 respectively.  As the Company acquired Aixum on September 28, 2012, there were no SAMY merchant subscription fees in the three month period ended January 31, 2012.

Cost of Revenues

Our cost of revenues was $25,629 for the three months ended January 31, 2013 compared to $22,491 for the three months ended January 31, 2012. Cost of revenues is incurred on the revenues generated from Pringo contracts. For the three month period ended January 31, 2013, costs associated with professional service fees were $14,996 and costs for hosting costs for both Pringo and Samy were $10,633.

Selling, General and Administrative Expenses

Our total general and administration expenses were $1,596,678 for the three months ended January 31, 2013 compared to $5,221,848 for the comparable three month period ended January 31, 2012.  The decrease of $3,625,170 is primarily attributable to a decrease of $3,841,188 in non-cash stock compensation expense; lower bad debt expense of $44,693 in 2013; offset by $172,126 in increased wages related to new hires and additional employees from acquisitions and  $39,996  in higher marketing expenses.

Depreciation and Amortization

Depreciation and amortization was $468,028 for the three months ended January 31, 2013 compared to $164,717 for the three months ended January 31, 2012. The increase is primarily due to the amortization related to additional intangible assets acquired in the Aixum Stock Exchange and a full three months amortization in 2013 related to the Pringo acquisition.

Interest Expense, net

Interest expense was $3,110 for the three months ended January 31, 2013 compared to $229,057 for the three months ended January 31, 2012. In connection with the conversion of a note payable into the Company’s common stock, $200,872 representing the value in excess of the note payable’s principal, was recorded as interest expense during the three months ended January 31, 2012.

Unrealized foreign currency exchange loss

During the three months ended January 31, 2013, the Company incurred an unrealized foreign exchange gain of $11,089 related to transactions with Aixum.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations. The Company has a net loss of $1,924,377, a working capital deficit of $1,672,178 and net cash used in operations of  $756,315 for the three months ended January 31, 2013; and an accumulated deficit of $18,096,073  at January 31, 2013.  In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash flows from operating activities

Cash used in operating activities for the three months ended January 31, 2013 and 2012 was $756,315 and $535,587, respectively. The increase is primarily due to increased salary costs and professional fees.

Cash flows from investing activities

Cash used in investing activities for the three months ended January 31, 2013 and 2012 was $107,082 and $35,856, respectively. The increase is due to money spent on software development.                  .

Cash flows from financing activities

Cash provided by financing activities for the three months ended January 31, 2013 and 2012 was $784,250 and $237,000, respectively. The cash provided by financing for both periods were due to us completing approximately $0.8 million and $0.2 million of private placements, respectively.

Critical Accounting Policies

Use of Estimates

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

Significant estimates made by the Company in 2013 and 2012 included: 1)  100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses; 2) inputs used in its option-pricing model to calculate the Company share-based compensation arrangements; 3) allowance estimated for doubtful accounts; 4) assumptions used in the valuation models to calculate the fair values of assets acquired and liabilities assumed under acquisitions; and 5) assumptions used in the projections and discounted cash flows analysis to assess the goodwill impairment.

Software Development Costs

Costs of software developed internally for licensing to third parties are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs incurred through the general release of the software products are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized software development costs are amortized on a straight-line basis over the products’ respective estimated economic lives, which are typically three years. The amortization of capitalized software development costs, including any amounts accelerated for products that are not expected to generate sufficient future revenue to realize their carrying values, is included in depreciation and amortization expense in the consolidated statements of operations.

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

Share-Based Payments

The Company estimates the fair value of each stock option or warrant award at the grant date by using the Black-Scholes option pricing model and common shares based on the last applicable market price of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee or service provider is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of the end of the period covered, that such that the information required to be disclosed in our “SEC” reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO, as appropriate to allow timely decisions regarding required disclosure. Our CEO and CFO concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures, that as of January 31, 2013, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended October 31, 2012.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Majid Abai v. MobileBits

Majid Abai, the former CEO of MobileBits Holdings Corporation, MobileBits Corporation and Pringo, Inc. (collectively the “MobileBits Companies”), entered into a written agreement which Mr. Abai alleges requires the MobileBits Companies to pay him severance compensation, reimburse certain of his expenses and furnish other consideration totaling $141,199 which includes $7,450 the Company is contesting. On or about October 3, 2012 Mr. Abai filed an action against the MobileBits Companies in the Superior Court of the State of California, West District, alleging that the MobileBits companies breached this agreement.  Mr. Abai seeks damages and/or restitution.  As of January 31, 2013, $104,248 has been paid against the amounts owed and $29,501 was unpaid and accrued. The Company is currently negotiating with Mr. Abai to resolve this issue.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended January 31, 2013, the Company received net proceeds of $777,000 from various investors or the sale of its common stock.

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

MOBILEBITS HOLDINGS CORPORATION

Date: March 22, 2013	By:	Walter Kostiuk
Walter Kostiuk
President (Duly Authorized Officer and Principal Executive Officer)