Form 10-Q
period 2013-04-30
MobileBits Holdings Corp
filed 2013-06-14
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

MobileBits Holdings Corporation
(Exact name of registrant as specified in its charter)

Nevada	000-156062	26-3033276
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

5901 N. Honore Ave., Suite 110 Sarasota, Florida	34243
(Address of principal executive offices)	(Zip Code)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of June 13, 2013, the Company had 70,155,188 shares of common stock issued and outstanding.

MobileBits Holdings Corporation
FORM 10-Q
For period ended April 30, 2013

INDEX

PART I-- FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MobileBits Holdings Corporation
Consolidated Financial Statements
April 30, 2013
(Unaudited)

CONTENTS

Page(s)
Consolidated Financial Statements:

Consolidated Balance Sheets - As of April 30, 2013 and October 31, 2012	4

Consolidated Statements of Operations and Other Comprehensive Loss - For the three and six months ended April 30, 2013 and 2012	5

Consolidated Statements of Cash Flows - For the six months ended April 30, 2013 and 2012	6

Notes to Consolidated Financial Statements	7

MobileBits Holdings Corporation
Consolidated Balance Sheets
(Unaudited)

	April 30,	October 31,
	2013	2012
ASSETS
Current assets:
Cash	$229,324	$122,428
Investment in marketable securities	-	222
Accounts receivable, net of allowance for doubtful accounts	1,040,033	95,058
Prepaid expenses and other current assets	53,774	62,761
Total current assets	1,323,131	280,469

Property and equipment, net of accumulated depreciation	31,522	40,758
Software development costs, net of accumulated amortization	320,594	159,733
Intangible assets, net of accumulated amortization	5,150,086	6,020,641
Goodwill	16,107,034	16,107,034

TOTAL ASSETS	$22,932,367	$22,608,635

Current liabilities:
Accounts payable and accrued expenses	$827,230	$669,975
Accounts payable and accrued expenses – related parties	646,894	630,878
Stock payable	1,237,368	122,000
Note payable– related party	62,858	54,325
Deferred revenues	2,234	8,900
Total current liabilities	2,776,584	1,486,078

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 65,880,188 and 65,182,188 shares issued and
outstanding, respectively	65,880	65,182
Additional paid-in capital	39,105,861	37,233,950
Accumulated deficit	(19,034,522)	(16,171,696)
Accumulated other comprehensive income (loss)	18,564	(4,879)
Total stockholders' equity	20,155,783	21,122,557

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,932,367	$22,608,635

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
REVENUES	$1,089,480	$214,100	$1,247,459	$288,980
COST OF REVENUES	47,350	85,243	72,979	107,734

GROSS PROFIT	1,042,130	128,857	1,174,480	181,246

OPERATING EXPENSES:
Selling, general and administrative	1,481,107	1,928,744	3,077,783	7,173,880
Depreciation and amortization	482,066	253,558	950,095	418,275
Total operating expenses	1,963,173	2,182,302	4,027,878	7,592,155

LOSS FROM OPERATIONS	(921,043)	(2,053,445)	(2,853,398)	(7,410,909)

OTHER INCOME (EXPENSE):
Gain on lawsuit settlement	-	88,801	-	88,801
Unrealized loss on foreign currency exchange	(15,759)	(2,200)	(4,670)	(2,200)
Interest expense, net	(1,647)	(5,765)	(4,758)	(211,534)

NET LOSS	$(938,449)	$(1,972,609)	$(2,862,826)	$(7,535,842)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain	12,817	-	23,444	-
TOTAL COMPREHENSIVE LOSS	$(925,632)	$(1,972,609)	$(2,839,382)	$(7,535,842)

Net loss per common share - basic and diluted	$(0.01)	$(0.04)	$(0.04)	$(0.15)

Weighted average number of common shares outstanding during the period - basic and diluted	65,860,031	56,260,597	65,704,586	50,928,997

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	April 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net loss	$(2,862,826)	$(7,535,842)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debt expense	5,681	54,450
Gain on lawsuit settlement	-	(88,801)
Common shares issued for interest expense	-	200,872
Write-off of investment in marketable securities	222	-
Loss on disposal of property and equipment	1,897	-
Stock-based compensation	1,523,609	5,999,448
Depreciation and amortization	950,095	418,275
Unrealized loss on foreign currency exchange	4,670	2,200
Changes in operating assets and liabilities:
Increase in accounts receivable	(950,656)	(168,802)
Decrease in prepaid expenses and other current assets	8,987	17,805
Increase (decrease) in accounts payable and accrued expenses	157,255	(12,926)
Increase (decrease) in accounts payable and accrued expenses – related parties	16,016	(74,066)
Increase (decrease) in deferred revenues	(6,666)	65,500
Net cash used in operating activities	(1,151,716)	(1,121,887)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in notes receivable	-	(71,740)
Software development costs incurred	(231,897)	(97,771)
Payments for website development	(5,000)	-
Payments for license costs	-	(24,956)
Purchase of property and equipment	-	(14,507)
Net cash used in investing activities	(236,897)	(208,704)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in notes payable	8,533	(30,000)
Proceeds from issuances of common stock, net of offering costs	1,464,368	383,001
Net cash provided by financing activities	1,472,901	353,001

Effect of currency translations	22,608	-

Net increase (decrease) in cash	106,896	(977,590)
Cash at beginning of period	122,428	1,330,166
Cash at end of period	$229,324	$352,576

Cash paid for:
Interest	$904	$10,662
Income tax	-	-

Noncash investing and financing activities:
Common shares issued for accrued interest	-	23,288
Common shares issued for accounts payable	-	93,980
Common shares issued for notes payable	-	81,000
Cancellation of shares – related party	-	3,000
Fair value of common shares issued to acquire Pringo, Inc.	-	18,744,521
Common shares issued for stock payable	122,000	-

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of MobileBits Holdings Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In management's opinion, all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended April 30, 2013 are not necessarily indicative of results for the full fiscal year.

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

Reclassifications and Restatements

For the three and six months ended April 30, 2012:

The Company restated its Consolidated Statements of Operations and Comprehensive Loss and Cash Flows to reflect the following adjustments:

●
Stock option grants issued in connection with the Pringo Merger as of the acquisition date originally expensed in the three month period ended January 31, 2012 should have been considered in determining the original purchase price.

●	Acquired software development costs in connection with the Pringo Merger originally capitalized were eliminated in determining the final purchase price.

The impact of the restatement on the Consolidated Statements of Operations and Comprehensive Loss for the three months ended April 30, 2012 is as follows:

	As originally
	Reported	Change	Restated
Depreciation and amortization expense	$302,121	$(48,563)	$253,558
Total operating expenses	2,230,865	(48,563)	2,182,302
Loss from operations	(2,102,008)	48,563	(2,053,445)
Net loss	(2,021,172)	48,563	(1,972,609)
Total comprehensive loss	(2,021,172)	48,563	(1,972,609)
Net loss per common share - basic and diluted	$(0.04)		$(0.04)

The impact of the restatement on the Consolidated Statements of Operations and Comprehensive Loss for the six months ended April 30, 2012 is as follows:

	As originally
	Reported	Change	Restated
General and administrative	$11,191,629	$(4,017,749)	$7,173,880
Depreciation and amortization expense	491,120	(72,845)	418,275
Total operating expenses	11,682,749	(4,090,594)	7,592,155
Loss from operations	(11,501,503)	4,090,594	(7,410,909)
Net loss	(11,626,436)	4,090,594	(7,535,842)
Total comprehensive loss	(11,626,436)	4,090,594	(7,535,842)
Net loss per common share - basic and diluted	$(0.23)		$(0.15)

The impact of the restatement on the Consolidated Statements of Cash Flows for the six months ended April 30, 2012 is as follows:

	As originally
	Reported	Change	Restated
Net loss	$(11,626,436)	$4,090,594	$(7,535,842)
Stock-based compensation	10,017,197	(4,017,749)	5,999,448
Depreciation and amortization	491,120	(72,845)	418,275
Fair value of common shares issued to Pringo, Inc.	$14,726,772	$4,017,749	$18,744,521

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

Aixum owns the rights to the propriety software network solution known as SAMY℠4ME which provides a cloud-based software platform making it simple for any business to create their own mobile advertising campaigns and publish to a targeted subscribed mobile audience delivered to smartphones. SAMY4℠ME distinguishes itself by providing a mobile application for consumers and a cloud based campaign manager software for merchants to send coupons and synchronize loyalty card information from a PC to mobile devices.

Cash and Cash Equivalents

We consider short term, highly liquid investments that have an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”).  At April 30, 2013 and October 31, 2012, the Company had cash balances of $229,324 and $122,428, respectively, all of which were insured.

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

The $222 fair market value of the Company’s investment in marketable securities was written-off as of April 30, 2013.

Accounts Receivable and Allowance for Bad Debt

The allowance for doubtful accounts is based on the Company’s past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowance for doubtful accounts is determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At April 30, 2013 and October 31 2012, the allowance for doubtful accounts totaled $183,905 and $225,511, respectively. For the six months ended April 30, 2013 and 2012, the Company recorded bad debt expense of $5,681 and $54,450.

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

Intangible Assets

Intangible assets consist of expenditures for a domain name, the value of trade name, customer relationships, and software, which was initially recorded at the fair value on the acquisition dates of Aixum and Pringo. The domain name has an estimated indefinite life, is not subject to amortization, but is reviewed annually for impairment. The identifiable intangibles are amortized over their useful lives of 3 to 10 years and are reviewed annually for impairment.

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

The Company has adopted ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of April 30, 2013 and 2012, the Company had not recorded any tax benefits from uncertain tax positions.

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

Earnings (Loss) per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. As of April 30, 2013 and 2012, the Company excluded 25,104,475 and 37,411,984 units of stock options and warrants outstanding, respectively, since their inclusion would be anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations. The Company has a net loss of $2,862,826, a working capital deficit of $1,453,453 and net cash used in operations of $1,151,716 for the six months ended April 30, 2013; and an accumulated deficit of $19,034,522 at April 30, 2013.  In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 4 – ACQUISITIONS

Acquisition of Pringo, Inc.

On December 6, 2011, the Company completed a merger with Pringo, Inc. Pursuant to the Merger Agreement, each share of common stock of Pringo issued and outstanding immediately prior to the effective time, was converted into the right to receive a number of shares of common stock of the Company such that immediately after the Merger,  Pringo’s stockholders, and the holders of Pringo’s outstanding options and warrants, own fifty percent (50%) of the Company's then outstanding shares of common stock on a fully diluted basis (as if all of Pringo’s and the Company’s options and warrants were exercised), and the Company’s stockholders, and holders of the Company’s outstanding options and warrants, own fifty percent (50%) of its then outstanding shares of the Company's common stock on a fully diluted basis (as if all of Pringo’s and the Company’s options and warrants were exercised). These shares and options were valued at their grant date value of $14,726,772 and $ 4,017,749, respectively, for a total purchase price of $18,744,521. At the closing of the Pringo Merger, Pringo’s stockholders immediately prior to the Pringo Merger were issued 29,453,544 shares of the Company’s common stock and 7,861,816 stock options of the Company.

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

Pursuant to the Stock Exchange Agreement, at the closing of the Stock Exchange, each seller (a “seller”, and collectively, the “Sellers”) sold to the Company its shares of Aixum (the “Transferred Shares”). In consideration for the Transferred Shares, the Company issued to each Seller such seller’s pro rata portion of a number of shares of the Common Stock, par value $0.001 per share, of the Company, equal to (A) 6,666,667 minus (B) the sum of (i) the Liability Shares (as defined in the Stock Exchange Agreement), if any, plus (ii) the Cost Shares (as defined in the Stock Exchange Agreement), if any. On the Closing Date, MobileBits issued an aggregate of 5,803,061 shares of its Common Stock to the Sellers valued at $2,901,531.

Prior to the acquisition, the Company executed a promissory note between Aixum and MobileBits dated March 7, 2012 providing for MobileBits to lend up to 110,000 CHF (approximately $114,800) at 5% interest rate payable on September 13, 2012.  On June 19, 2012, the Company entered an amendment to increase the principal amount to 180,000 CHF (approximately $191,591). As of April 30, 2013, 170,000 CHF (approximately $180,947) had been advanced to Aixum by MobileBits. This amount has been eliminated in consolidation.

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

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment at April 30, 2013 and October 31, 2012:

	Estimated	April 30,	October 31,
	Useful Lives	2013	2012
Furniture and fixtures	5	$8,481	$8,249
Equipment	5	21,582	34,064
Website and database	3	31,602	26,602
Effect of exchange rate changes		(175)	-
Subtotal		61,490	68,915
Less: accumulated depreciation		(29,968)	(28,157)
Property and equipment, net		$31,522	$40,758

For the six months ended April 30, 2013 and 2012, total depreciation expense was $12,296 and $10,171, respectively.

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

The following is a summary of the Company’s software development costs at April 30, 2013 and October 31, 2012:

	April 30,	October 31,
	2013	2012
Software development costs incurred	$440,004	$208,107
Effect of exchange rate changes	(3,792)	-
Subtotal	436,212	208,107
Less: accumulated amortization	(115,618)	(48,374)
Software development costs, net	$320,594	$159,733

For the six months ended April 30, 2013 and 2012, total amortization expense was $67,244 and $126,938, respectively.

NOTE 7 – INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets at April 30, 2013 and October 31, 2012:

	Estimated Useful Lives	April 30, 2013	October 31, 2012
Domain name	Indefinite	$20,100	$20,100
Developed technology - software	3	3,780,000	3,780,000
Customer relationships	5	1,700,000	1,700,000
Trade name	10	1,410,000	1,410,000
Subtotal		6,910,100	6,910,100
Less: accumulated amortization		(1,760,014)	(889,459)
Intangible assets, net		$5,150,086	$6,020,641

For the six months ended April 30, 2013 and 2012, the Company recognized amortization expense of $870,555 and $281,166, respectively.

NOTE 8 – NOTES PAYABLE – RELATED PARTY

The Company assumed a related party promissory note in the amount of $110,000 in the Pringo Merger, accruing interest at 10% per annum. On February 1, 2012, the note was extended through June 30, 2012 with the full balance of the $110,000 to be repaid by June 30, 2012.  The balance on the note as of April 30, 2013 and accrued interest was $58,000 and $4,858, respectively. The parties are in the process of negotiating new payment terms.

In addition, on December 22, 2011, the Company converted an $81,000 related party note payable and accrued interest of $23,288 by issuing 610,319 shares of common stock valued at $305,160. The value in excess of the principal in the amount of $200,872 was recorded as additional interest expense. The Company is currently contesting the original terms of the common stock conversion.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of April 30, 2013, the Company had outstanding payables to related parties of the Company in the amount of $646,894. $228,000 was owed to The Abai Group, Inc. for the services performed and $20,000 to Majid Abai for accrued severance benefits; $164,381 was owed to Walter Kostiuk primarily for commissions on sale of the Company’s common stock, unpaid salary and a $25,000 bonus accrual pursuant to his employment agreement and $207,273 was owed to Andrew Marshall for unpaid salary and expenses. The Company is contesting the $228,000 owed the Abai Group. In January 2013, the Company engaged Andrea Kostiuk, wife of Walter Kostiuk, as an independent contractor to provide marketing support services. The contract provides for her to receive $2,240 per month.  For the six months ended April 30, 2013 her fees totaled $8,400 and unpaid fees as of April 30, 2013 were $2,240.

In connection with the Pringo Merger, 3,000,000 shares owned by Walter Kostiuk were cancelled after the issuance of 29,453,544 shares issued to Pringo, Inc. shareholders on December 6, 2012.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As the result of the Pringo Merger, the Company moved its principal office to 11835 W. Olympic Boulevard, Suite 855 Los Angeles, California. The rent for this location was $3,128 per month through February 2012. After March 2012, the rent increased to $3,378 per month. The lease expired and the Company closed the office on March 31, 2013.

The Company is also maintaining an office in Sarasota, Florida located at 5901 N. Honore Ave.  The rent for three months was $1,175 per month for the period January 1, 2011 through March 31, 2011. On April 1, 2011, the Company expanded its space and renewed its lease for a twelve-month period for $1,192 per month. On March 1, 2012, the Company entered into a twelve-month lease for $3,875 per month.

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

Majid Abai v. MobileBits

Majid Abai, the former CEO of MobileBits Holdings Corporation, MobileBits Corporation and Pringo, Inc. (collectively the “MobileBits Companies”), entered into a written agreement which Mr. Abai alleges requires the MobileBits Companies to pay him severance compensation, reimburse certain of his expenses and furnish other consideration totaling $141,199 which includes $7,450 the Company is contesting. On or about October 3, 2012, Mr. Abai filed action against the MobileBits Companies in the Superior Court of the State of California, West District, alleging that the MobileBits companies breached this agreement.

On April 22, 2013 the Company executed a final settlement agreement with Majid Abai that dismissed the above action, released the Company from all claims and obligated the Company to pay Mr. Abai $25,964.  Of this amount, $5,964 was paid on April 24, 2013 and the remaining $20,000 is payable on the earlier of receipt of the $200,000 owed the Company on an existing investment agreement or $5,000 on the first of each month beginning on June 1, 2013 with a final payment due on September 1, 2013.  Beginning May 7, 2013 interest accrues on the unpaid balance at 10% per annum until the amount owed is paid in full.

NOTE 11 – STOCK PAYABLE

MRL Trade S.r.l. (“MRL”) signed a Share Purchase Agreement (“Agreement”) on December 4, 2012 to purchase 2,200,000 shares of MobileBits common stock at $0.50 per share for a total investment of $1,100,000. The initial payment of $550,000 is to be made within 10 days from receipt of the signed Agreement which was December 24, 2012 and the remaining $550,000 is to be made within 60 days of the initial payment. As of April 30, 2013, $900,000 has been received. Subsequent to April 30, 2013, the Company has received additional $60,000 from MRL.

During the six month period ended April 30, 2013, the Company received $1,237,368 in funds from investors for which stock certificates had not been issued. Of this amount, MRL invested $900,000 and the remaining $337,368 were funds contributed by private investors. As of June 10, 2013, share certificates were issued representing $300,000 of the stock payable liability as of April 30, 2013.

As of October 31, 2012 the Company had a stock payable balance of $122,000 the corresponding share certificates were issued as of January 31, 2013.

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company recorded amortization of stock-based compensation of $1,523,609 for the six months ended April 30, 2013 for options and warrants granted during the six months ended April 30, 2013 and prior to October 31, 2012.

During the six months ended April 30, 2013, the Company issued 698,000 shares of common stock for $349,000 that were received as of April 30, 2013.

During the six months ended April 30, 2012, the Company received net proceeds of $383,001 and a subscription receivable of $5,000 from various investors for the sale of 816,001 shares of its common stock.

In March 2012, the Company issued 494,627 shares of common stock to a vendor in payment of a $93,980 accounts payable.

On December 22, 2011, the Company issued 610,319 shares of common stock for a note payable in the amount of $81,000 and accrued interest of $23,288.  The value of the shares in excess of the principal $200,872 was recorded as interest expense.

On December 6, 2011, the Company issued 29,453,544 shares of common stock valued at $0.50 per share to Pringo, Inc. shareholders and granted 8,220,469 of MobileBits Holdings Corporation stock options valued at $4,017,749, in connection with the Pringo Merger. In connection with the Pringo Merger, Walter Kostiuk, returned 3,000,000 shares for cancellation after the issuance of 29,453,544 shares issued to Pringo, Inc. shareholders. All Pringo’s options were fully vested on the date of the Pringo Merger.

The Company issued 244,000 shares of common stock for stock payable of $122,000 for funds that were received as of October 31, 2012.

NOTE 13 – STOCK OPTION AND WARRANT ACTIVITIES

The Company issued 200,000 stock options to one employee during the six months ending April 30, 2013. The options vest in 3 years and are exercisable at $0.25 per share in 5 years. The options were valued at $118,859 on grant using the Black-Schole model with the following assumptions: (1) 0.77% discount rate, (2) expected volatility of 217.08%, (3) no expected dividends; and (4) an expected term of 5 years.

 The following is a summary of stock option and warrant activities for the six months ended April 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, October 31, 2012	24,929,475	$0.45	6.12	$12,647,130
Granted	200,000	0.25
Forfeited	(25,000)
Outstanding, April 30, 2013	25,104,475	$0.46	7.47	$206,278
Exercisable, April 30, 2013	16,114,576

The Company recordedt stock-based compensation expense of $1,523,609 and $5,999,448 for the options and warrants vested during the six months ended April 30, 2013 and 2012, respectively.

The following is a summary of outstanding stock options at April 30, 2013:
Number of Common Stock Equivalents Options/Warrants	Expiration Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Average Remaining Contracted Life (Years)
208,335	01/21/2015	1.73	$0.50	0.0143
420,681	06/27/2016	3.16	$0.75	0.0530
62,499	10/31/2016	3.51	$0.50	0.0087
250,000	11/01/2016	3.51	$0.51	0.0349
300,000	04/17/2017	3.97	$0.51	0.0474
300,000	08/21/2017	4.31	$1.00	0.0515
200,000	02/28/2018	4.84	$0.25	0.0385
3,250,170	05/31/2018	5.09	$0.19	0.6587
1,000,000	08/15/2018	5.30	$0.51	0.2110
25,000	09/05/2018	5.35	$0.51	0.0053
187,790	09/20/2018	5.39	$0.19	0.0404
250,000	10/31/2018	5.51	$0.51	0.0548
100,000	11/13/2018	5.54	$0.51	0.0221
11,750,000	12/01/2018	5.59	$0.50	2.6172
1,000,000	12/05/2018	5.60	$0.51	0.2232
125,000	01/01/2019	5.68	$0.51	0.0283
50,000	02/12/2019	5.79	$0.51	0.0115
3,000,000	04/30/2019	6.00	$0.51	0.7173
25,000	07/01/2019	6.17	$0.51	0.0061
50,000	08/31/2019	6.34	$0.51	0.0126
1,250,000	09/30/2019	6.42	$0.51	0.3198
1,000,000	04/30/2020	7.01	$1.00	0.2791
300,000	12/05/2026	13.61	$0.51	0.1626
25,104,475				5.6184

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at April 30, 2013 was $4,379,620.

NOTE 14 – SUBSEQUENT EVENTS

On May 2, 2013, the Company and Proximus Mobility, LLC (“Proximus”) formed a Delaware limited liability company named MBPM, LLC (“MBPM”).  Pursuant to the operating agreement entered between the parties, the Company initially has a 51% percentage ownership interest in MBPM, and Proximus has a 49% percentage ownership in MBPM.  In connection with the formation of MBPM, the Company contributed certain goodwill and management services to MBPM and Proximus contributed all of its assets to the joint venture. On May 2, 2013, the Company entered into Equity Exchange Agreements with the members of Proximus, pursuant to which the members of Proximus (each member of Proximus a “Holder”) agreed to within a two year period to exchange their membership units in Proximus for shares of the Company’s common stock, valued up to $3,000,000 pursuant to the terms and conditions of the Equity Exchange Agreement. The stock will be issued as follows:

●
$1,500,000 - no later than 30 days after the first of the following to occur: (i) the date in which the Holder delivers written notice to the Company indicating their intent to exchange, and (ii) May 2, 2015;

●	$750,000 - immediately after the Company and Proximus achieve/create 1000 Qualified REIT Locations;
●	$375,000 - immediately after the Company and Proximus achieve/create another 1000 Qualified REIT Locations;
●	$375,000 - immediately after the Company and Proximus achieve/create another 1000 Qualified REIT Locations.

On May 7, 2013, the Company purchased JDN Development Company’s 50 % membership interest in Value Text LLC for 250,000 warrants to purchase the Company’s common stock at an exercise price of $0.50.

On May 7, 2013, the Company, entered into a Strategic Marketing Agreement (the “Marketing Agreement”) with DDR Property Management LLC, a Delaware limited liability company (“DDR”).  DDR and affiliates of DDR own and/or manage hundreds of retail shopping centers in the continental United States, Puerto Rico, and Brazil, among other locations. The Marketing Agreement is for one year and automatically renews for an additional one year unless terminated by either party.

Pursuant to the Marketing Agreement DDR agreed to use commercially reasonable, good-faith efforts to

●	refer clients to the Company on a non-exclusive basis;
●
use good faith, commercially reasonable efforts to place and maintain SAMY related marketing materials  in common areas (“Roll-Out”) of retail shopping center properties which DDR and/or affiliates of DDR own or manage (each a “Shopping Center” and collectively, the “Shopping Centers”); and

●	Introduce the Company via a mutually agreed upon letter to relevant decision makers within:
o	The tenants occupying space at the Shopping Centers;
o	Top-10 largest retail real estate investment trust companies in the USA, as ranked by the value of real estate holdings (“Top REIT”);
o	ECE Projektmanagement G.m.b.H. & Co.KG ("ECE"); and
o	Sonae Sierra Brasil SA (“Sonae”).

The Marketing Agreement also states that the Roll-Out will be done in phases, and DDR shall have the sole discretion to determine (i) which Shopping Centers shall be included in each phase, and (ii) the timing for implementing each phase.  During the term of the Marketing Agreement, subject to certain terms and conditions contained in the Marketing Agreement, the Company agreed to purchase display advertising space at each DDR Shopping Center at which DDR Rolls Out during the term of the Marketing Agreement.  In addition, during the term of the Marketing Agreement, the Company agreed to grant DDR a revocable, non-exclusive, non-transferrable, limited right to use SAMY.  In consideration for entering into this agreement, the Company issued 850,000 warrants with an exercise price of $0.50 as of May 7, 2013.  The warrants vest as follows:

●	250,000 - on May 7, 2013;
●	250,000 - on DDR’s rollout of SAMY at 200 shopping centers and DDR introducing the Company to relevant decision makers at tenants occupying space at 200 shopping centers at the Company’s own expense;
●	350,000 - in increments of 50,000 based upon DDR achieving additional seven milestones specified in the agreement.

The Company has received cash proceeds of $417,500 subsequent to April 30, 2013 to purchase common stock including $60,000 from MRL.  Only 75,000 shares or $15,000 of these proceeds have been issued as of June 13, 2013.

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

Plan of Operation

MobileBits Holdings Corporation was incorporated in the State of Nevada on July 22, 2008.   MobileBits is a globally focused direct mobile marketing and engagement software supplier helping drive consumer purchases into the bricks and mortar stores. The Company offers consumer retail businesses a mobile marketing and loyalty network solution called SAMY that provides enterprise software tools to merchants and retailers brands. SAMY enables any merchant the ability to create and manage mobile campaigns, deals, offers, loyalty/rewards, social media and commerce to a subscribed consumer through their mobile devices resulting in increased in-store purchases at the brick and mortar store locations and continued engagement when the consumer is away from the physical store.

The solution provides businesses a complete set of cloud based tools to connect with to a subscribed consumer through a mobile application called SAMY. To consumers, SAMY provides a single “Mobile Mall” application and experience where a shopper can quickly and easily view and be alerted of special offers, purchase products or services at the physical store location with a mobile coupon, earn rewards, and seamlessly integrate loyalty cards with their mobile devices eliminating the need to carry plastic rewards or gift cards.

MobileBits began its business in 2009 with the goal to create a cloud based platform connecting consumers and marketers around relevant content and information through mobile devices. On December 6, 2011 the Company merged with Pringo Inc., through MB Pringo Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), completed a merger with Pringo, Inc. a Delaware corporation (“Pringo”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated June 23, 2011 (the “Pringo Merger”). The Los Angeles based Pringo, brought the Company a hardened development platform suite called Pringo Connect, created in 2006, as well as increasing the product development team strengthening its PHP based development capabilities. Pringo's business focus was licensing software and selling professional services to enterprises in the market to create a socially integrated website or portal.

On September 28, 2012, the Company also completed a share exchange with Aixum Tec AG, a Liechtenstein Company (“Aixum”) operating in Switzerland, pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), dated May 21, 2012 (the “Stock Exchange”). Aixum Tec AG, a European based organization focused on a merchant and consumer application software platform called SAMY4ME which provided an easy to use software interface for both businesses and consumers synchronizing loyalty card integration and offers.

MobileBits subsequently the integrated the Pringo Connect and the SAMY4ME platforms, shortening the name to SAMY for a broader local market while increasing SAMY’S ability to integrate third party software solutions like gift cards, loyalty and commerce systems already in the marketplace.

SAMY provides a complete set of cloud based tools to connect with, create and manage mobile campaigns, deals, offers, loyalty and rewards to a subscribed mobile consumer. To businesses, SAMY provides a single self-serve out-of-the-box mobile engagement marketing and loyalty platform that enables retail businesses to create, design and publish their offers, coupons, promotions, loyalty cards and gift cards to a branded mobile storefront within SAMY. To consumers, SAMY provides a single “Mobile Mall” application and experience where a shopper can quickly and easily view branded storefronts and be alerted of special offers, purchase products or services, earn rewards, obtain local information and seamlessly integrate their loyalty cards with their mobile devices.

For larger deployments MobileBits offers the Pringo Connect platform under the brand SAMY Enterprise.

Summary of Acquisition Transactions

MobileBits Holdings Corporation was incorporated in the State of Nevada on July 22, 2008. On January 25, 2010, BC changed its name to MobileBits Holdings Corporation (the “Company”, “MobileBits” or “MB”).

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

Pursuant to the Merger Agreement, each share of common stock of Pringo issued and outstanding immediately prior to the effective time, was converted into the right to receive a number of shares of our common stock such that immediately after the Merger,  Pringo’s stockholders, and the holders of Pringo’s outstanding options and warrants, owned fifty percent (50%) of our then outstanding shares of common stock on a fully diluted basis (as if all of Pringo’s and Parent’s options and warrants were exercised), and our stockholders, and holders of our outstanding options and warrants, owned fifty percent (50%) of its then outstanding shares of our common stock on a fully diluted basis (as if all of Pringo’s and our options and warrants were exercised).  At the closing of the Pringo Merger on December 6, 2011, Pringo’s stockholders immediately prior to the Pringo Merger were issued 29,453,544 shares of common stock and employees were granted 8,220,469 stock options of Parent.

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

Over the next twelve months, we intend to continue growing our business by expanding our direct sales team focused on tier one, tier two retailers, shopping center owners and REITS to grow the market for SAMY. We plan to expand our sales channel into the tier three merchants as well and offer SAMY worldwide through qualified in-country re-seller partners in countries where we are currently unable or unwilling to enter ourselves due to financial requirements or unstable economic conditions.

MB currently anticipates the implementation of its business plan will require additional investment capital. The Company hopes to raise up to $10 million in equity financing in the next twelve months.  If we are successful in raising the necessary funds, we will use those funds to grow our consumer network and to acquire new customers through increased advertising, sales, and marketing product fulfillment, to fund product development providing additional product functionality, to provide working capital for strategic acquisitions and for other corporate purposes.

Results of Operation

Three Months Ended April 30, 2013 compared to the Three Months Ended April 30, 2012

Revenues

Our revenues were $1,089,480 for the three months ended April 30, 2013 compared to $214,100 for the three months ended April 30, 2012. The increase is primarily due to the $913,369 in license fees for nine Middle East countries. As the Company acquired Aixum on September 28, 2012, there were no SAMY merchant subscription fees in the three month period ended April 30, 2012.

Cost of Revenues

Our cost of revenues was $47,350 for the three months ended April 30, 2013 compared to $85,243 for the three months ended April 30, 2012. The decrease is due to the lower labor costs to support Pringo customers during the three months ended April 30, 2013.

Selling, General and Administrative Expenses

Our total selling, general and administrative expenses were $1,481,107 for the three months ended April 30, 2013 compared to $1,928,744 for the three months ended April 30, 2012. The decrease is primarily due to a decrease of $634,971 in stock compensation expense offset primarily by increased salary costs related to new hires and additional employees from acquisitions.

Depreciation and Amortization

Depreciation and amortization was $482,066 for the three months ended April 30, 2013 compared to $253,558 for the three months ended April 30, 2012. The increase is due to the amortization related to additional intangible assets acquired in the Aixum Stock Exchange on September 28, 2012.

Lawsuit Settlement

For the three months ended April 30, 2012, the Company realized a gain from lawsuit settlements in the amount of $88,801.

Interest Expense

Interest expense was $1,647 for the three months ended April 30, 2013 compared to $5,765 for the three months ended April 30, 2012.

Unrealized foreign currency exchange loss

During the three months ended April 30, 2013, the Company incurred an unrealized foreign exchange loss of $15,759 related to transactions with Aixum.

Six Months Ended April 30, 2013 compared to the Six Months Ended April 30, 2012

Revenues

Our revenues were $1,247,459 for the three six ended April 30, 2013 compared to $288,980 for the six months ended April 30, 2012. The increase is primarily due to $913,369 in license fees for nine Middle East countries. The remaining increase is attributable to SAMY merchant subscription fees. As the Company acquired Aixum on September 28, 2012, there was no SAMY merchant subscription fees in the six month period ended April 30, 2012.

Cost of Revenues

Our cost of revenues was $ 72,979 for the six months ended April 30, 2013 compared to $107,734 for the six months ended April 30, 2012. The decrease is due to the lower labor costs to support Pringo customers during the three months ended April 30, 2013.             .

Selling, General and Administrative Expenses

Our total general and administration expenses were $3,077,783 for the six months ended April 30, 2013 compared to $7,173,880 for the comparable six month period ended April 30, 2012.  The decrease of $4,096,097 is primarily attributable to decreases of $4,475,839 in non-cash stock compensation expense and $24,655 in office related expenses offset by $286,283 in increased wages related to new hires and additional employees from acquisitions and $119,112 in higher professional fees.

Depreciation and Amortization

Depreciation and amortization was $950,095 for the six months ended April 30, 2013 compared to $418,275 for the six months ended April 30, 2012. The increase is primarily due to the amortization related to additional intangible assets acquired in the Aixum Stock Exchange.

Interest Expense, net

Interest expense was $ 4,758 for the six months ended April 30, 2013 compared to $211,534 for the six months ended April 30, 2012. In connection with the conversion of a note payable into the Company’s common stock, $200,872 representing the value in excess of the note payable’s principal, was recorded as interest expense during the six months ended April 30, 2012.

Unrealized foreign currency exchange loss

During the six months ended April 30, 2013, the Company incurred an unrealized foreign exchange loss of $4,670 related to transactions with Aixum.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations. The Company has a net loss of $2,862,826, a working capital deficit of $1,453,453 and net cash used in operations of $1,151,716 for the six months ended April 30, 2013; and an accumulated deficit of $19,034,522 at April 30, 2013.  In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash flows from operating activities

Cash used in operating activities for the six months ended April 30, 2013 and 2012 was $1,151,716 and $1,121,887, respectively. The increase is primarily due to increased salary costs and professional fees.

Cash flows from investing activities

Cash used in investing activities for the six months ended April 30, 2013 and 2012 was $236,897 and $208,704, respectively. The increase is due to money spent on software and website development.

Cash flows from financing activities

Cash provided by financing activities for the six months ended April 30, 2013 and 2012 was $1,472,901 and $353,001, respectively. The cash provided by financing for both periods were primarily due to us completing approximately $1,464,368 and $383,001 of private placements, respectively. In the six months ended April 30, 2013, the proceeds from the note payable were $8,533.  In comparable period in 2012, the Company paid $30,000 of the notes payable outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of the end of the period covered, that such that the information required to be disclosed in our “SEC” reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO, as appropriate to allow timely decisions regarding required disclosure. Our CEO and CFO concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures, that as of April 30, 2013, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended October 31, 2012.

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

On April 22, 2013 the Company executed a final settlement agreement with Majid Abai that dismissed the above action, released the Company from all claims and obligated the Company to pay Mr. Abai $25,964.  Of this amount, $5,964 was paid on April 24, 2013 and the remaining $20,000 is payable on the earlier of receipt of the $200,000 owed the Company on an existing investment agreement or $5,000 on first of each month beginning on June 1, 2013 with a final payment due on September 1, 2013.  Beginning May, 7, 2013 interest accrues on the unpaid balance at 10% per annum until the amount owed is paid in full

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six months ended April 30, 2013, the Company received net proceeds of $1,464,368 from various investors for the sale of its common stock.

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

MOBILEBITS HOLDINGS CORPORATION

Date: June 14, 2013	By:	Walter Kostiuk
Walter Kostiuk
President (Duly Authorized Officer and Principal Executive Officer)