Form 10-Q
period 2013-07-31
MobileBits Holdings Corp
filed 2013-09-20
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of September 13, 2013, the Company had 74,406,709 shares of common stock issued and outstanding.

MobileBits Holdings Corporation
FORM 10-Q
For period ended July 31, 2013

INDEX

PART I-- FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MobileBits Holdings Corporation
Consolidated Financial Statements
July 31, 2013
(Unaudited)

MobileBits Holdings Corporation
Consolidated Balance Sheets
(Unaudited)

	July 31,	October 31,
	2013	2012
ASSETS
Current assets:
Cash	$164,091	$122,428
Investment in marketable securities	-	222
Accounts receivable, net of allowance for doubtful accounts	728,731	95,058
Prepaid expenses and other current assets	47,926	62,761
Total current assets	940,748	280,469

Property and equipment, net of accumulated depreciation	45,497	40,758
Software development costs, net of accumulated amortization	384,520	159,733
Accounts receivable non-current, net of allowance for doubtful accounts	270,849	-
Intangible assets, net of accumulated amortization	4,714,836	6,020,641
Goodwill	19,167,562	16,107,034

TOTAL ASSETS	$25,524,012	$22,608,635

Current liabilities:
Accounts payable and accrued expenses	$642,473	$669,975
Accounts payable and accrued expenses – related parties	645,577	630,878
Stock payable	4,277,368	122,000
Note payable – related party	64,308	54,325
Deferred revenues	6,373	8,900
Total current liabilities	5,636,099	1,486,078

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 71,305,188 and 65,182,188 shares issued and
outstanding, respectively	71,305	65,182
Additional paid-in capital	40,102,529	37,233,950
Accumulated deficit	(20,292,682)	(16,171,696)
Accumulated other comprehensive income (loss)	6,761	(4,879)
Total stockholders' equity	19,887,913	21,122,557

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,524,012	$22,608,635

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
		(Restated)		(Restated)
REVENUES	$284,056	$97,907	$1,531,515	$386,887
COST OF REVENUES	36,774	88,052	109,753	195,786

GROSS PROFIT	247,282	9,855	1,421,762	191,101

OPERATING EXPENSES:
Selling, general and administrative	1,031,642	2,024,204	4,109,427	9,198,084
Depreciation and amortization	490,359	253,294	1,440,453	671,569
Total operating expenses	1,522,001	2,277,498	5,549,880	9,869,653

LOSS FROM OPERATIONS	(1,274,719)	(2,267,643)	(4,128,118)	(9,678,552)

OTHER INCOME (EXPENSE):
Gain on lawsuit settlement	-	-	-	88,801
Unrealized gain (loss) on foreign currency exchange	5,836	(10,262)	1,165	(12,462)
Interest income (expense), net	10,723	(1,012)	5,967	(212,546)

NET LOSS	(1,258,160)	(2,278,917)	(4,120,986)	(9,814,759)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(11,803)	-	11,640	-
TOTAL COMPREHENSIVE LOSS	$(1,269,963)	$(2,278,917)	$(4,109,346)	$(9,814,759)

Net loss per common share - basic and diluted	$(0.02)	$(0.04)	$(0.06)	$(0.18)

Weighted average number of common shares outstanding during the period - basic and diluted	69,245,134	58,014,568	66,897,737	53 ,305,399

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	July 31,
	2013	2012
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,120,986)	$(9,814,759)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debt expense	5,846	79,400
Gain on lawsuit settlement	-	(88,801)
Common shares issued for interest expense	-	200,872
Write-off of investment in marketable securities	222	-
Loss on disposal of property and equipment	1,897	-
Stock-based compensation	2,092,674	7,302,603
Depreciation and amortization	1,440,453	671,569
Unrealized loss on foreign currency exchange	1,165	12,462
Changes in operating assets and liabilities:
Increase in accounts receivable	(910,368)	(214,077)
Decrease in prepaid expenses and other current assets	14,835	32,940
Increase (decrease) in accounts payable and accrued expenses	(27,502)	34,839
Increase (decrease) in accounts payable and accrued expenses – related parties	14,699	(74,466)
Increase (decrease) in deferred revenues	(2,527)	109,810
Net cash used in operating activities	(1,489,592)	(1,747,608)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in notes receivable	-	(165,852)
Software development costs incurred	(343,906)	(164,737)
Payments for website development	(30,000)	-
Payments for license costs	-	(24,956)
Purchase of property and equipment	(713)	(16,623)
Net cash used in investing activities	(374,619)	(372,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in notes payable	9,983	(57,000)
Proceeds from issuances of common stock, net of offering costs	1,876,868	1,233,750
Net cash provided by financing activities	1,886,851	1,176,750

Effect of currency translations	19,023	-

Net increase (decrease) in cash	41,663	(943,026)
Cash at beginning of period	122,428	1,330,166
Cash at end of period	$164,091	$387,140

Cash paid for:
Interest	$904	$13,577
Income tax	-	-

Noncash investing and financing activities:
Common share issued for accrued interest	$-	$23,288
Common shares issued for accounts payable	-	93,980
Common shares issued for notes payable	-	81,000
Cancellations of shares – related party	-	3,000
Fair value of warrants issued to acquire ValuText LLC	60,528	-
Fair value of stock payable recorded to acquire MBPM from Proximus Mobility, LLC	3,000,000	-
Subscription receivable	-	15,760
Fair value of common shares issued to acquire Pringo, Inc.	-	18,744,521
Common shares issued for stock payable	194,500	-

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of MobileBits Holdings Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In management's opinion, all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended July 31, 2013 are not necessarily indicative of results for the full fiscal year.

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

Significant estimates made by the Company in 2013 and 2012 included: 1)  100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses; 2) inputs used in its option-pricing model to calculate the Company share-based compensation arrangements; 3) allowance estimated for doubtful accounts; 4) assumptions used in the valuation models to calculate the fair values of assets acquired and liabilities assumed under acquisitions; and 5) assumptions used in the projections and discounted cash flows analysis to assess the value of goodwill.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications and Restatements

For the three and nine months ended July 31, 2012:

The Company restated its Consolidated Statements of Operations and Comprehensive Income (Loss) and Cash Flows to reflect the following adjustments:

●
Stock option grants issued in connection with the Pringo Merger as of the acquisition date originally expensed in the three month period ended January 31, 2012 should have been considered in determining the original purchase price.

●	Acquired software development costs in connection with the Pringo Merger originally capitalized were eliminated in determining the final purchase price.

The impact of the restatement on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended July 31, 2012 is as follows:

	As originally
	Reported	Change	Restated
Depreciation and amortization expense	$292,000	$(38,706)	$253,294
Total operating expenses	2,316,204	(38,706)	2,277,498
Loss from operations	(2,306,349)	38,706	(2,267,643)
Net loss	(2,317,623)	38,706	(2,278,917)
Total comprehensive loss	(2,317,623)	38,706	(2,278,917)
Net loss per common share - basic and diluted	(0.04)		(0.04)

The impact of the restatement on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended July 31, 2012 is as follows:

	As originally
	Reported	Change	Restated
General and administrative	$13,215,833	$(4,017,749)	$9,198,084
Depreciation and amortization expense	783,120	(111,551)	671,569
Total operating expenses	13,998,953	(4,129,300)	9,869,653
Loss from operations	(13,807,852)	4,129,300	(9,678,552)
Net loss	(13,944,059)	4,129,300	(9,814,759)
Total comprehensive loss	(13,944,059)	4,129,300	(9,814,759)
Net loss per common share - basic and diluted	(0.26)		(0.18)

The impact of the restatement on the Consolidated Statements of Cash Flows for the nine months ended July 31, 2012 is as follows:

	As originally
	Reported	Change	Restated
Net loss	$(13,944,059)	$4,129,300	$(9,814,759)
Stock-based compensation	11,320,352	(4,017,749)	7,302,603
Depreciation and amortization	783,120	(111,551)	671,569
Fair value of common shares issued to Pringo, Inc.	14,726,772	4,017,749	18,744,521

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

Operations and Merger

MobileBits Holdings Corporation, formerly Bellmore Corporation (“BC”) was incorporated in the State of Nevada on July 22, 2008.  On January 25, 2010, BC changed its name to MobileBits Holdings Corporation (the “Company”, “MobileBits” or “MB”).

MobileBits Acquisition

MobileBits Corporation (“MBC”) was incorporated in Florida on March 2009. The business was founded with the intention of providing a software platform that connected marketers to consumers around meaningful content available on mobile devices.

The Company entered into a Share Exchange Agreement, dated  March 12, 2010 (the “Share Exchange Agreement”) between MBC and the shareholders of MBC (the “MBC Shareholders”) pursuant to which MB acquired MBC, an early stage software development firm targeting its software at the mobile search market.

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

Pursuant to the Stock Exchange Agreement, at the closing of the Stock Exchange each seller (each a “Seller”, and collectively, the “Sellers”) sold to the Company its shares of Aixum (the “Transferred Shares”). In consideration for the Transferred Shares, the Company issued to each Seller such seller’s pro rata portion of a number of shares of the Common Stock, par value $0.001 per share, of the Company, equal to (A) 6,666,667 minus (B) the sum of (i) the Liability Shares (as defined in the Stock Exchange Agreement), if any, plus (ii) the Cost Shares (as defined in the Stock Exchange Agreement), if any. On the Closing Date, MobileBits issued an aggregate of 5,803,061 of its Common Stock to the Sellers valued at $2,901,531.

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

 Acquisition of MBPM from Proximus Mobility, LLC

On May 2, 2013, the Company and Proximus Mobility, LLC (“Proximus”) formed a Delaware limited liability company named MBPM, LLC (“MBPM”).  Pursuant to the operating agreement entered between the parties, the Company initially has a 51% ownership interest in MBPM, and Proximus has a 49% ownership in MBPM.  In connection with the formation of MBPM, the Company contributed certain goodwill and management services to MBPM and Proximus contributed all of its assets to the joint venture. On May 2, 2013, the Company entered into Equity Exchange Agreements with the members of Proximus, pursuant to which the members of Proximus agreed to within a two year period to exchange their membership units in Proximus for shares of the Company’s common stock, valued up to $3,000,000, pursuant to the terms and conditions of the Equity Exchange Agreement.

Proximus Mobility is a location-based proximity marketing software company that provides turnkey, end-to-end hyperlocal geofenced marketing solutions to retailers, hotels, casinos, venues, advertising agencies and small to medium sized businesses. The solution offers relevant, high value digital content to consumers’ mobile phones near the point of influence or point of sale regardless of the phone type or carrier.

ValuText LLC Acquisition

On May 7, 2013, the Company purchased JDN Development Company Inc.’s 50 % membership interest in Value Text LLC (“ValuText”) for 250,000 warrants to purchase the Company’s common stock at an exercise price of $0.50 per share of which 205,000 warrants were issued to JDN Development Company Inc. and 45,000 warrants were issued to the J Cohn Marketing Group, a Company that JDN Development Company Inc. owed money to. The remaining 50% interest in ValuText was acquired by the Company in connection with the acquisition of Proximus.

ValuText is a location-based, mobile marketing service specifically designed to drive sales and productivity at the company's prime assets. ValuText is a unique program that couples physical retail assets with state-of-the-art, location-based mobile marketing. The program allows shoppers to connect with desired retailers as they enter the shopping center to avail themselves of real-time sales and promotions.

Cash and Cash Equivalents

We consider short term, highly liquid investments that have an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”).  At July 31, 2013 and October 31, 2012, the Company had cash balances of $164,091 and $122,428, respectively, all of which were insured.

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

The $222 fair market value of the Company’s investment in marketable securities was written-off as of July 31, 2013.

Accounts Receivable and Allowance for Bad Debt

Accounts receivable are determined during the period based upon invoices and credits  issued and reduced by cash collections.  Amounts not due within a one year period are recorded as account receivable non-current, net of any discount.  As of July 31, 2013 accounts receivable non-current was $270,849 net of a discount of $62,485.

The allowance for doubtful accounts is based on the Company’s past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowance for doubtful accounts is determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At July 31, 2013 and October 31, 2012, the allowance for doubtful accounts totaled $182,770 and $225,511, respectively. For the nine months ended July 31, 2013 and 2012, the Company recorded bad debt expense of $5,846 and $79,400.

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

The Company has adopted ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of July 31, 2013 and 2012, the Company had not recorded any tax benefits from uncertain tax positions.

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements or reseller agreements to license the use of SAMY in foreign countries. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been electronically delivered, the license fee is fixed or is measured on a paid user basis; and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.

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

Earnings (Loss) per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. As of July 31, 2013 and 2012 the Company excluded 27,016,475 and 24,929,475 units of stock options and warrants outstanding, respectively, since their inclusion would be anti-dilutive.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations. The Company has a net loss of $4,120,986, a working capital deficit of $4,695,351 and net cash used in operations of $1,489,592 for the nine months ended July 31, 2013; and an accumulated deficit of $20,292,682 at July 31, 2013.  In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Acquisition of MBPM from Proximus Mobility, LLC

On May 2, 2013, the Company and Proximus Mobility, LLC (“Proximus”) formed a Delaware limited liability company named MBPM, LLC (“MBPM”). Pursuant to the operating agreement entered between the parties, the Company initially has a 51% ownership interest in MBPM, and Proximus has a 49% ownership in MBPM.  In connection with the formation of MBPM, the Company contributed certain goodwill and management services to MBPM and Proximus contributed all of its assets to the joint venture. On May 2, 2013, the Company entered into Equity Exchange Agreements with the members of Proximus (“Holders”), pursuant to which the Holders agreed to within a two year period to exchange their membership units in Proximus for shares of the Company’s common stock, valued up to $3,000,000 pursuant to the terms and conditions of the Equity Exchange Agreement. The value of stock that will be issued is as follows:

•
$1,500,000 -no later than 30 days after the first of the following to occur: (i) the date in which the Holder delivers written notice to the Company indicating their intent to exchange, and (ii) May 1, 2015;

•	$750,000 -immediately after the Company and Proximus achieve/create 100 qualified DDR shopping center locations;
•	$375,000 - immediately after the Company and Proximus achieve/create another 100 qualified DDR shopping center locations;
•	$375,000 - immediately after the Company and Proximus achieve/create another 200 qualified DDR shopping center locations.

The Company and the Proximus Holders disagree as to the amount of Company common stock that will be issued in connection with this transaction.  The Company believes that 12,000,000 shares at $0.25 per share should be issued of which 6,000,000 common shares will be earned based upon the milestones described above. Proximus Holders proposed a different price per share and would like to cancel the milestones requirement.

The fair market valuation of the assets acquired in the transaction has not been completed and as a result the full purchase price of $3,000,000 has been initially recorded as goodwill.  As the Company has not yet issued common stock certificates to the Holders, the $3,000,000 is recorded as stock payable.

Acquisition of ValuText LLC

On May 7, 2013, the Company purchased JDN Development Company Inc.’s 50% membership interest in ValuText LLC for 250,000 warrants to purchase the Company’s common stock at an exercise price of $0.50 per share of which 205,000 warrants were issued to JDN Development Company and 45,000 warrants were issued to the J Cohn Marketing Group. The 250,000 warrants were valued at $60,528. The remaining 50% interest in ValuText previously held by Proximus was acquired by the Company in connection with the acquisition of Proximus.

The fair market valuation of the assets and liabilities acquired in the transaction has not been completed and as a result the purchase price of $60,528 has been initially recorded as goodwill.

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment at July 31, 2013 and October 31, 2012:

	Estimated	July 31,	October 31,
	Useful Lives	2013	2012
Furniture and fixtures	5	$8,481	$8,249
Equipment	5	22,163	34,064
Website and database	3	56,602	26,602
Effect of exchange rate changes		(208)	-
Subtotal		87,038	68,915
Less: accumulated depreciation		(41,541)	(28,157)
Property and equipment, net		$45,497	$40,758

For the nine months ended July 31, 2013 and 2012, total depreciation expense was $23,869 and $14,324, respectively.

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

The following is a summary of the Company’s software development costs at July 31, 2013 and October 31, 2012:

	July 31,	October 31,
	2013	2012
Software development costs incurred	$552,373	$208,107
Effect of exchange rate changes	(8,340)	-
Subtotal	544,033	208,107
Less: accumulated amortization	(159,513)	(48,374)
Software development costs, net	$384,520	$159,733

For the nine months ended July 31, 2013 and 2012, total amortization expense was $110,779 and $66,071, respectively.

NOTE 7 – INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets at July 31, 2013 and October 31, 2012:

	Estimated Useful Lives	July 31, 2013	October 31, 2012
Domain name	Indefinite	$20,100	$20,100
Developed technology - software	3	3,780,000	3,780,000
Customer relationships	5	1,700,000	1,700,000
Trade name	10	1,410,000	1,410,000
Subtotal		6,910,100	6,910,100
Less: accumulated amortization		(2,195,264)	(889,459)
Intangible assets, net		$4,714,836	$6,020,641

For the nine months ended July 31, 2013 and 2012, the Company recognized amortization expense of $1,305,805 and $587,708, respectively.

NOTE 8 – NOTES PAYABLE – RELATED PARTY

The Company assumed a related party promissory note in the amount of $110,000 in the Pringo Merger, accruing interest at 10% per annum. On February 1, 2012, the note was extended through June 30, 2012 with the full balance of the $110,000 was to be repaid by June 30, 2012.  The balance on the note as of July 31, 2013 and accrued interest was $58,000 and $6,308, respectively. This note is currently in default.

In addition, on December 22, 2011 the Company converted an $81,000 related party note payable and accrued interest of $23,288 by issuing 610,319 shares of common stock valued at $305,160. The value in excess of the principal in the amount of $200,872 was recorded as additional interest expense. The Company is currently contesting the original terms of the common stock conversion.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of July 31, 2013, the Company had outstanding payables to related parties of the Company in the amount of $645,577. $228,000 was owed to The Abai Group, Inc. for the services performed but is being contested by the Company. $10,350 payable to Majid Abai for accrued severance benefits; $164,381 was owed to Walter Kostiuk primarily for commissions related to a prior employment agreement, unpaid salary and a $25,000 bonus accrual pursuant to his employment agreement and $216,166 was owed to Andrew Marshall, who resigned as COO on May 15, 2013, for unpaid salary and expenses, of which $119,462 was accrued prior to the acquisition of Aixum. In January 2013, the Company engaged Andrea Kostiuk, wife of Walter Kostiuk, as an independent contractor to provide marketing support services.  The contract provides for her to receive $2,240 per month.  For the nine months ended July 31, 2013, her fees totaled $14,560 and unpaid fees as of July 31, 2013 were $1,680.

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

The Company is also maintaining an office in Sarasota, Florida located at 5901 N. Honore Ave.  The rent for three months was $1,175 per month for the period January 1, 2011 through March 31, 2011. On April 1, 2011, the Company expanded its space and renewed its lease for a twelve-month period for $1,192 per month. On March 1, 2012, the Company entered into a twelve-month lease for $3,875 per month. On March 1, 2013 the lease was renewed for a twelve month period for $5,250 per month.

As a result of the Aixum share exchange, the Company maintained an office at Landstrasse 123, 9495 Triesen, Liechtenstein. In June 2010, Aixum signed a new three year lease agreement with its landlord with rent of $2,319 per month for the first 12 months, $2,967 per month for the second 12 months, and $3,566 per month for the last 12 months of the lease. The lease expired and the Company closed the office on June 30, 2013.

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

On April 22, 2013 the Company executed a final settlement agreement with Majid Abai that dismissed the above action, released the Company from all claims and obligated the Company to pay Mr. Abai $25,964.  Of this amount, $5,964 was paid on April 24, 2013 and the remaining $20,000 is payable on the earlier of receipt of the $200,000 owed the Company on an existing investment agreement or $5,000 on first of each month beginning on June 1, 2013 with a final payment due on September 1, 2013.  Beginning May, 7, 2013 interest accrued on the unpaid balance at 10% per annum until the amount owed is paid in full. As of July 31, 2013 the outstanding amount owed is $10,350 including accrued interest of $350. As of September 20, 2013 an additional $10,000 has been paid.

NOTE 11 – STOCK PAYABLE

As of July 31, 2013, stock payable of $4,277,368 consisted of the following:

$3,000,000 related to the acquisition of Proximus:

In connection with the acquisition of Proximus Mobility, LLC, there is a current disagreement over the number of shares to be issued for the $3,000,000 purchase of the underlying assets.  The Company believes that the total shares to be issued is 12,000,000 of which 6,000,000 is based on reaching certain milestones outlined in the agreement. No shares have been issued and the full $3,000,000 has been recorded as stock payable as of July 31, 2013.

$1,277,368 related to proceeds received from sale of Company’s common stock as follows:

•
MRL Trade S.r.l. (“MRL”) signed a Share Purchase Agreement (“Agreement”) on December 4, 2012 to purchase 2,200,000 shares of MobileBits common stock at $0.50 per share for a total investment of $1,100,000. The initial payment of $550,000 was to be made within 10 days from receipt of the signed Agreement which was December 24, 2012 and the remaining $550,000 was to be made within 60 days of the initial payment. As of July 31, 2013, $960,000 has been received but the share certificates had not been issued as of July 31, 2013. As of September 20, 2013 $140,000 remains unpaid.

•	Also, during the nine month period ended July 31, 2013, the Company received $317,368 from private investors, for which the stock certificates had not been issued as of July 31, 2013.

Subsequent to June 30, 2013, 3,101,521 shares of the Company’s common stock  were issued representing $272,368 of the stock payable liability as of July 31, 2013.

As of October 31, 2012, the Company had a stock payable balance of $122,000. The corresponding share certificates were issued as of January 31, 2013.

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company recorded amortization of stock-based compensation of $2,092,674 for the nine months ended July 31, 2013 for options and warrants granted during the nine months ended July 31, 2013 and prior to October 31, 2012.

During the nine months ended July 31, 2013, the Company issued 6,123,000 shares of common stock for $721,500. The proceeds were received by the Company as of July 31, 2013. In connection with the share issuance, The Company issued warrants to purchase 700,000 shares of the Company’s common stock.  $81,868 of the proceeds were allocated to the value of the warrant instruments and recorded as additional paid-in capital.

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

The Company issued 244,000 shares of common stock from stock payable valued at $122,000 for funds that were received as of October 31, 2012.

NOTE 13 – STOCK OPTION AND WARRANT ACTIVITIES

The Company issued 337,500 stock options to employees during the nine months ending July 31, 2013, of which 137,500 were issued during the three month ended July 31, 2013. These options vest in 3 years and are exercisable at $0.25 and $0.51 per share in 5 and 7 years. These options were valued at $134,486 on the grant date using the Black-Scholes model with the following assumptions: (1) 0.77% - 1.53% discount rates, (2) expected volatilities of 191.29% - 200.95%, (3) no expected dividends; and (4) an expected terms of 5 and 7 years.

The Company issued 1,800,000 warrants during the three months ended July 31, 2013, of which 850,000 were issued to DDR Property Management LLC related to the Strategic Marketing Agreement dated May 7, 2013, 250,000 warrants issued in connection with the acquisition of ValuText LLC to JDN Development Company (205,000 warrants) and J Cohn Marketing Group Inc. (45,000 warrants) and 700,000 warrants to a private investor.   The assumptions and fair value of the warrants are as follows:

Number of Warrants	Exercise Price	Expected Volatility	Discount Rate	Dividends	Term	Fair Value
200,000	$1.50	198.72%	0.82%	0	5	$29,703
500,000	$1.50	198.20%	0.68%	0	5	$117,439
850,000	$0.50	191.24%	1.21%	0	7	$209,232
250,000	$0.50	191.24%	1.21%	0	7	$61,539

The following is a summary of stock option and warrant activities for the nine months ended July 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, October 31, 2012	24,929,475	$0.45	6.12	$12,647,130
Granted	2,137,500	0.80
Forfeited	(50,000)
Outstanding, July 31, 2013	27,016,975	$0.46	5.31	$34,380
Exercisable, July 31, 2013	18,054,394

The Company recorded stock-based compensation expense of $2,092,674 and $7,302,603 for the options and warrants vested during the nine months ended July 31, 2013 and 2012, respectively.

The following is a summary of outstanding stock options at July 31, 2013:

Number of Common Stock Equivalents Options/Warrants	Expiration Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Average Remaining Contracted Life (Years)
208,335	01/21/2015	1.48	$0.50	0.0114
420,681	06/27/2016	2.91	$0.75	0.0453
62,499	10/31/2016	3.25	$0.50	0.0075
250,000	11/01/2016	3.26	$0.51	0.0301
300,000	04/17/2017	3.72	$0.51	0.0413
300,000	08/21/2017	4.06	$1.00	0.0451
850,000	05/06/2017	3.77	$0.50	0.1185
200,000	01/06/2018	4.58	$1.50	0.0339
200,000	02/28/2018	4.44	$0.25	0.0329
500,000	05/22/2018	4.76	$1.50	0.0880
3,250,170	05/31/2018	4.84	$0.19	0.5817
1,000,000	08/15/2018	5.04	$0.51	0.1867
25,000	09/05/2018	5.10	$0.51	0.0047
187,790	09/20/2018	5.14	$0.19	0.0357
250,000	10/31/2018	5.25	$0.51	0.0486
100,000	11/13/2018	5.29	$0.51	0.0196
11,750,000	12/01/2018	5.34	$0.50	2.3223
1,000,000	12/05/2018	5.35	$0.51	0.1980
125,000	01/01/2019	5.42	$0.51	0.0251
50,000	02/12/2019	5.54	$0.51	0.0103
3,000,000	04/30/2019	5.75	$0.51	0.6386
25,000	07/01/2019	5.92	$0.51	0.0055
25,000	08/31/2019	6.09	$0.51	0.0056
1,250,000	09/30/2019	6.17	$0.51	0.2855
1,000,000	04/30/2020	6.75	$1.00	0.2500
25,000	05/05/2020	6.77	$0.51	0.0063
250,000	05/06/2020	6.77	$0.50	0.0626
25,000	05/31/2020	6.84	$0.51	0.0063
87,500	05/31/2020	6.84	$0.25	0.0221
300,000	12/05/2026	13.36	$0.51	0.1484
27,016,975				5.3176

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at July 31, 2013 was $3,909,316.

NOTE 14 – SUBSEQUENT EVENTS

The Company has received cash proceeds of $159,000 subsequent to July 31, 2013 to purchase 956,000 shares of common stock.  Shares related to these proceeds have not been issued as of September 20, 2013.

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

Plan of Operation

MobileBits Holdings Corporation (“”MobileBits”, “MB”, or the “Company”) was incorporated in the State of Nevada on July 22, 2008.   MobileBits is a globally focused direct mobile marketing and engagement software supplier helping drive consumer purchases into the bricks and mortar stores. The Company offers consumer retail businesses a mobile marketing and loyalty network solution called SAMY that provides enterprise software tools to merchants and retailers brands. SAMY enables any merchant the ability to create and manage mobile campaigns, deals, offers, loyalty/rewards, social media and commerce to a subscribed consumer through their mobile devices resulting in increased in-store purchases at the brick and mortar store locations and continued engagement when the consumer is away from the physical store.

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

Summary of Acquisition Transactions

MobileBits Holdings Corporation was incorporated in the State of Nevada on July 22, 2008. On January 25, 2010, BC changed its name to MobileBits Holdings Corporation.

MobileBits Corporation (“MBC”) was incorporated in Florida on March 2009. The business was founded with the intention of providing a platform that connected marketers to consumers around meaningful content available on mobile devices.

Merger of MBC

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

 Acquisition of MBPM from Proximus Mobility, LLC

On May 2, 2013, the Company and Proximus Mobility, LLC (“Proximus”) formed a Delaware limited liability company named MBPM, LLC (“MBPM”).  Pursuant to the operating agreement entered between the parties, the Company initially has a 51% ownership interest in MBPM, and Proximus has a 49% ownership in MBPM.  In connection with the formation of MBPM, the Company contributed certain goodwill and management services to MBPM and Proximus contributed all of its assets to the joint venture. On May 2, 2013, the Company entered into Equity Exchange Agreements with the members of Proximus, pursuant to which the members of Proximus agreed to within a two-year period to exchange their membership units in Proximus for shares of the Company’s common stock, valued up to $3,000,000 pursuant to the terms and conditions of the Equity Exchange Agreement.

ValuText LLC Acquisition

On May 7, 2013, the Company purchased JDN Development Company Inc.’s 50 % membership interest in Value Text LLC (“ValuText”) for 250,000 warrants to purchase the Company’s common stock at an exercise price of $0.50 per share of which 205,000 warrants were issued to JDN Development Company and 45,000 warrants were issued to the J Cohn Marketing Group. The 250,000 warrants were valued at $60,528. The remaining 50% interest in ValuText was acquired by the Company in connection with the acquisition of Proximus.

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

Results of Operation

Three Months Ended July 31, 2013 compared to the Three Months Ended July 31, 2012

Revenues

Revenues were $284,056 for the three months ended July 31, 2013 compared to $97,907 for the three months ended July 31, 2012. The increase is primarily due to a $100,000 SAMY licensing fee for the country of Ukraine. The remaining increase is attributable to SAMY merchant subscription fees of $103,663. As the Company acquired Aixum on September 28, 2012 and the Company did not begin marketing the SAMY application in other territories until 2013, there were no SAMY merchant subscription fees in the three-month period ended July 31, 2012.

Cost of Revenues

Our cost of revenues was $36,774 for the three-months ended July 31, 2013 compared to $88,052 for the three months ended July 31, 2012. The decrease is due to the lower labor costs to support Pringo customers during the three months ended July 31, 2013.

Selling, General and Administrative Expenses

Our total selling, general and administrative expenses were $1,031,642 for the three months ended July 31, 2013 compared to $2,024,204 for the three months ended July 31, 2012. The $992,562 decrease is primarily due to a decrease of $734,090 in stock compensation expense, reduced professional fees of $155,211, a decrease in salary and wages of $130,250 resulting from a reduction in headcount and reduced salaries offset by an increase in outsourced services.

Depreciation and Amortization

Depreciation and amortization was $490,359 for the three months ended July 31, 2013 compared to $253,294 for the three months ended July 31, 2012. The increase is primarily due to the amortization related to additional intangible assets acquired in the Aixum Acquisition on September 28, 2012.

Unrealized foreign currency exchange gains

During the three months ended July 31, 2013, the Company incurred an unrealized foreign exchange gain of $5,836 compared with a $10,262 loss in the comparable three months in 2012, related to transactions of Aixum.

Interest Expense (Income), net

Net interest income was $10,723 for the three months ended July 31, 2013 compared to interest expense $1,012 for the three months ended July 31, 2012. The interest income is related to amortization of the accounts receivable discount related to the long term receivable for the Middle East license fee.

Nine Months Ended July 31, 2013 compared to the Nine Months Ended July 31, 2012

Revenues

Our revenues were $1,531,515 for the nine months ended July 31, 2013 compared to $386,887 for the nine months ended July 31, 2012. The increase is primarily due to $913,369 in license fees for nine Middle East countries. The remaining increase is attributable to SAMY merchant subscription fees of $183,740. As the Company acquired Aixum on September 28, 2012 and the Company did not begin marketing the SAMY application in other territories until 2013, there were no SAMY merchant subscription fees in the nine month period ended July 31, 2012.

Cost of Revenues

Our cost of revenues was $109,753 for the nine months ended July 31, 2013 compared to $195,786 for the nine months ended July 31, 2012. The decrease is due to the lower labor costs to support Pringo customers during the nine months ended July 31, 2013.             .

Selling, General and Administrative Expenses

Our total general and administration expenses were $4,109,426 for the nine months ended July 31, 2013 compared to $9,198,084 for the comparable nine month period ended July 31, 2012.  The decrease of $5,088,658 is primarily attributable to decreases of $5,209,929 in non-cash stock compensation expense, $145,340 in professional fees and $74,573 in reduced bad debt expenses offset by $189,611 in increased salary costs related to new hires and additional employees from acquisitions, $145,498 in higher marketing expenses and a $40,380 increase in outsourced services.

Depreciation and Amortization

Depreciation and amortization was $1,440,453 for the nine months ended July 31, 2013 compared to $671,569 for the nine months ended July 31, 2012. The increase is primarily due to the amortization related to additional intangible assets acquired in the Aixum Acquisition.

Unrealized foreign currency exchange gain

During the nine months ended July 31, 2013 the Company incurred an unrealized foreign exchange gain of $1,165 compared with a loss of $12,462 for the comparable three month period in 2012, related to transactions of Aixum.

Interest Expense (Income), net

Net interest income was $5,967 for the nine months ended July 31, 2013 compared to $212,546 in interest expense for the nine months ended July 31, 2012. In the nine months ended July 31, 2013, the Company recognized $14,125 of interest income related to amortization of the accounts receivable discount related to the long term receivable for the Middle East license fee. In the comparable nine month period in 2012, the company recorded $200,872 as interest expense in connection with the conversion of a note payable into the Company’s common stock, representing the value in excess of the note payable’s principal.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations. The Company has a net loss of $4,120,986; a working capital deficit of $4,695,351; net cash used in operations of $1,489,592 for the nine months ended July 31, 2013; and an accumulated deficit of $20,292,682 at July 31, 2013.  In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash flows from operating activities

Cash used in operating activities for the nine months ended July 31, 2013 and 2012 was $1,489,592 and $1,747,608, respectively. The change is primarily due to lower professional fees offset by increases in accounts receivable, increases in salary, marketing expenses and outsourced services.

Cash flows from investing activities

Cash used in investing activities for the nine months ended July 31, 2013 and 2012 was $374,619 and $372,168, respectively. The increase is due to money we spent on software and website development.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended July 31, 2013 and 2012 was $1,886,851 and $1,176,750, respectively. The cash provided by financing for both periods were primarily due to us completing approximately $1,876,868 and $1,233,750 of private placements, respectively. In the nine months ended July 31, 2013, the proceeds from the note payable were $9,983.  In comparable period in 2012, the company paid $57,000 of the notes payable outstanding.

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

Revenue Recognition

License revenue consists principally of revenue earned under software license agreements or reseller agreements to license the use of SAMY in foreign countries. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been electronically delivered, the license fee is fixed or is measured on a paid user basis; and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended  (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of the end of the period covered, that such that the information required to be disclosed in our “SEC” reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO, as appropriate to allow timely decisions regarding required disclosure. Our CEO and CFO concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures, that as of July 31, 2013, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended October 31, 2012.

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

On April 22, 2013, the Company executed a final settlement agreement with Majid Abai that dismissed the above action, released the Company from all claims and obligated the Company to pay Mr. Abai $25,964.  Of this amount, $5,964 was paid on April 24, 2013 and the remaining $20,000 is payable on the earlier of receipt of the $200,000 owed the Company on an existing investment agreement or $5,000 on first of each month beginning on June 1, 2013 with a final payment due on September 1, 2013.  Beginning May, 7, 2013 interest accrues on the unpaid balance at 10% per annum until the amount owed is paid in full. As of July 31, 2013, the outstanding amount owed to Majid Abai is $10,350 including accrued interest of $350. As of September 20, 2013, an additional $10,000 has been paid.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the nine months ended July 31, 2013, the Company issued shares of its commons stock to investors in exchange for net proceeds of $1,876,868.

The Company issued 1,800,000 warrants during the three months ended July 31, 2013, of which 850,000 were issued with a $0.50 exercise price to DDR Property Management LLC related to the Strategic Marketing Agreement dated May 7, 2013, 250,000 warrants at an exercise price of $0.50 per share issued in connection with the May 7, 2013 acquisition of ValuText LLC to JDN Development Company (205,000 warrants) and J Cohn Marketing Group Inc. (45,000 warrants) and 700,000 warrants at an exercise price of $1.50 to a private investor.
The issuance and sale of common stock was an unregistered sale of securities issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation S of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

MOBILEBITS HOLDINGS CORPORATION

Date: September 20, 2013	By:	/s/ Walter Kostiuk
Walter Kostiuk
President (Duly Authorized Officer and Principal Executive Officer)