Form 10-K
period 2013-10-31
MobileBits Holdings Corp
filed 2014-02-07
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

  FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file number: 000-156062

For the transition period from ___________ to ___________

MobileBits Holdings Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-3033276
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

5901 N. Honore Ave. Suite 110 Sarasota, FL.	91214
(Address of principal executive offices)	(Zip Code)

 (Registrant’s telephone number, including area code) (941) 225-6115

Securities registered pursuant to Section 12(g) of the Act:
Common Stock par value, $0.001
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the OTC Markets was $7,425,843.

The number of shares outstanding of the registrant’s common stock as of January 31, 2014 was 75,652,709 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MobileBits Holdings Corporation
FORM 10-K
For the Fiscal Year Ended October 31, 2013

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

 CERTAIN TERMS USED IN THIS REPORT

As used in this Report, references to “MobileBits,” “Company,” the “Registrant,” “MB,” “we,” “our” or “us” refer to MobileBits Holdings corporation, including its subsidiaries, unless the context otherwise indicates.

PART I

ITEM 1.	BUSINESS

MobileBits is a publicly traded company on the OTC Markets (Symbol: MBIT). The Company is the provider of Samy, a leading digital loyalty and marketing solution that drives engagement between brick and mortar stores and consumers.  Samy delivers consumer engagement on a Cost-Per-Acquisition “CPA” basis with the tools to create, manage and measure mobile commerce through its proprietary mobile customer relationship management “CRM” software.

MobileBits generates revenue on a CPA basis.  Samy CPA is defined as a user (depending on what category of ad they view) who subscribes to a branded mobile store within the Samy network, then selects an ad and clicks on an offer or coupon to learn more, providing the user the ability to immediately purchase the offer in-store, in-app or save for later use.

Business Development, Organization and Acquisition Activities

MobileBits began in 2009 as a development stage mobile content delivery company seeking to connect consumers and marketers around relevant information on mobile devices.

In 2010, MobileBits acquired Pringo Inc., based in Los Angeles California. Pringo Inc. brought the Company a full development platform called Pringo Connect, in development since 2006, as well as its development team. Pringo's business focus was licensing software and selling professional services to enterprises looking to create socially integrated web assets.

In 2011, MobileBits acquired Aixum Tec AG, a European based organization focused on a merchant and consumer loyalty application platform called SAMY4ME which provided an easy to use software interface for both businesses and consumers connecting around loyalty cards and offers.

In 2013, MobileBits acquired Proximus Mobility, LLC. Proximus Mobility is a location-based proximity marketing software company that provides turnkey, end-to-end hyper local geo-fenced marketing solutions to retailers, hotels, casinos, venues, advertising agencies and small to medium sized businesses and 50% ownership of ValuText LLC. In parallel to the Proximus acquisition, the Company also acquired the balance ownership of ValuText LLC from DDR Corp.

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

On, September 30, 2013, LOPAR, LLC (“LOPAR”), Mechael Zeto (“Zeto”) and David Reppetoe (“Rippetoe”) (collectively the “Proximus Plantiffs”. Owner of Proximus Mobility) filed an action with the Superior court of Fulton County, Georgia (the “Georgia Court”, C.A. File No. 2013-CV-237131 (the “Civil Action”).

On December 5, 2013 and upon prior motion of the  Proximus Plaintiffs, the Court in the Civil Action entered a Default Judgment against the Company: (i) directing it and its officers, agents, directors and all others acting in concert and participation with the Company to take all steps necessary to issue and effectuate the delivery of the following shares of Mobile-bits stock within fourteen days from the date of entry of the Default Judgment: (a) 13,878,307 shares to LOPAR; (b) 3,064,805 shares to Zeto; and (c) 2,402,568 to Rippetoe; (ii) granting Plaintiffs jointly and severally, a monetary judgment of $44,470 in reasonable attorney's fees and expenses; and (iii) casting the costs of the Civil Action on the Company. The Company has filed motions attacking the Default Judgment in the Superior Court and has also filed a Notice of Appeal on the Default Judgment to the Georgia Court of Appeals.

Proximus Mobility is a location-based proximity marketing software company that provides turnkey, end-to-end hyperlocal geofenced marketing solutions to retailers, hotels, casinos, venues, advertising agencies and small to medium sized businesses.

ValuText LLC Acquisition

On May 7, 2013, the Company purchased JDN Development Company Inc.’s 50% membership interest in Value Text LLC (“ValuText”) for 250,000 warrants to purchase the Company’s common stock at an exercise price of $0.50 per share of which 205,000 warrants were issued to JDN Development Company Inc. and 45,000 warrants were issued to the J Cohn Marketing Group, a Company that JDN Development Company Inc. owed money to. The remaining 50% interest in ValuText was acquired by the Company in connection with the acquisition of Proximus.

ValuText is a location-based, mobile marketing service specifically designed to drive sales and productivity at the company's prime commercial assets.

Principal Products, Services and Principal Markets

Today, MobileBits is the provider of Samy, a leading digital loyalty and  marketing solution that drives engagement between brick and mortar stores and consumers.  Samy delivers consumer engagement on a Cost-Per-Acquisition (CPA) basis with the tools to create, manage and measure mobile commerce through its proprietary mobile “CRM”.

MobileBits generates revenue on a CPA basis.  Samy CPA is defined as a user (depending on what category of ad they view) who subscribes to a branded mobile store within the Samy network, then selects an ad and clicks on an offer or coupon to learn more as well as providing the user the ability to immediately purchase the offer in-store, in-app or save for later use.

Samy is currently fully available in Switzerland, USA and Canada and is distributed through retail real estate investments “REITS”, private commercial shopping centers, media publishers and large global brands.

Developing New Business Strategies

Over the next twelve months, we intend to continue growing our business by growing our Samy network in the existing primary markets and we plan on expanding the availability of the Samy into other primary markets and regions through both organic efforts and through license to qualified re-sellers in non-primary markets.

MB currently anticipates the implementation of its business plan will require additional investment capital. The Company hopes to raise up to $10 million in equity to continue funding  its network growth  and operations.  If we are successful in raising the necessary funds, we will use those funds to grow our consumer network and to acquire new merchant customers through increased advertising, sales, and marketing product fulfillment, to fund product development providing additional product functionality, to provide working capital for strategic acquisitions and for other corporate purposes.

Organization & Subsidiaries

MobileBits owns five subsidiaries as the results of following M&A activities:

As a result of the Stock Exchange Agreement between MB and MobileBits Corporation, closed on March 12, 2010, the Company owns 100% of the outstanding common stock of MobileBits Corporation, based in Florida.

As a result of the Merger Agreement between MB and Pringo Inc., closed on December 6, 2011, the Company owns 100% of the outstanding common stock of Pringo Inc., a Delaware corporation based in Los Angeles.

As a result of the Share Exchange Agreement between MB and Aixum Tec AG, closed on September 28, 2012, the Company owns 100% of the outstanding common stock of Aixum, based in Lichtenstein.

As a result of the formation of MBPM on May 2, 2013 and through Equity Exchange Agreements with Proximus members, MB acquired a 51% interest in MBPM.

As a result of the issuance of 250,000 warrants on May 7, 2013 to JDN Development Company Inc. and the J Cohn Marketing Group, the Company acquired a 50% interest in ValuText.  The Company acquired the remaining 50% interest in ValueText in connection with its acquisition of Proxiums.

MobileBits Holdings Corporation does not have any other subsidiaries.

Products & Services

Products

MobileBits is the provider of Samy, a leading digital loyalty and marketing solution that drives engagement between brick and mortar stores and consumers.  Samy delivers consumer engagement on a Cost-Per-Acquisition (CPA) basis with the tools to create, manage and measure mobile commerce through its proprietary mobile CRM software.

MobileBits generates revenue on a CPA basis.  Samy CPA is defined as a user (depending on what category of ad they view) who subscribes to a branded mobile store within the Samy network, then selects an ad and clicks on an offer or coupon to learn more providing the user the ability to immediately purchase the offer in-store, in-app or save for later use.

The Samy solution provides for a proprietary mobile CRM including a complete set of cloud based tools to connect with, create and manage mobile campaigns, deals, offers, loyalty and rewards to a subscribed mobile consumer. To businesses, Samy provides a single self-serve mobile marketing & loyalty platform and mobile presence without the need to build and manage their own application strategy. Samy provides businesses the online tools to create, design and publish their offers, coupons, promotions, loyalty cards and gift cards to their own branded mobile storefront within the Saym network. To consumers, Samy provides a single “mobile mall” application and experience where a shopper can quickly and easily view branded storefronts and be alerted of special offers, purchase products or services, earn rewards, obtain local information and seamlessly integrate their loyalty cards with their mobile devices.

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
7. Integrate mobile commerce;
8. Utilize proximity, LBS and geo-fencing;
9. Incorporate social media - YouTube, Twitter, Facebook, plus others

Services

MobileBits offers businesses the following services:

1. Management and support of a cloud mobile application and online mobile CRM software;

2. System integration and customization for larger organizations and partners;

3. Support & Maintenance - 24x7 technical support and automatic version updates.

Software Architecture

At the foundation of the SAMY network is our Pringo Connect development platform, a standard LAMP stack (Linux, Apache, MySQL, and PHP) content management system and a social and development platform. The LAMP structure is scalable, proven and easily updatable.  The core codebase is propriety, but any installation can be fully customized based on robust set of abstraction layers. A typical instance is entirely deployed on and leverages the latest cloud computing structure. Pringo Connect facilitates extensibility to third party software systems like point of sale (POS), Gift Cards, Commerce and Loyalty software systems typically installed by a merchant or retailer. Our mobile applications are created in both native OS and HTML5 with native OS wrapper software.

The inherent development platform also provides tools to support any end-to-end digital strategy. The platform provides an open-source format that enables modification of the delivery of each of its 400 plus features.

The platform offers five distinct sections that support mobile and web content delivery:

1.       Administration System
2.       Content Management System
3.       Development System
4.       User Management System
5        Social Media based framework

Included is an administration tool allowing for easy administration, moderation, and management of digital assets from a central console.

A native Content Management System (CMS) allows for a best-in-class integration of internal content with external information and provides an easy to use environment that could be utilized by site managers and administrators via permission based administration controls.

An embedded development platform improves the efficiency of software development by simplifying some of the tedious tasks associated with mobile, web and portal development. The extension platform architecture allows for easy integration with any software that provides APIs, XML, and/or SOAP interface capabilities.

Our Samy platform hosts a robust set of features and add-ons that can be selected, combined and deployed to create an unlimited number of rich user experiences across web and mobile devices.

Product Features

Samy offers a mobile software application where businesses can set up a branded mobile storefront managed by an online mobile CRM software interface. The online software interface features campaign management, loyalty card synchronization and mobile store customization. Samy storefront customizations provide the ability to quickly and easily connect to any social media assets  as well as deeper integrations to core business systems like point of sale (POS), mobile commerce, loyalty rewards and gift cards.

Samy offers merchants the following functionality:

- Loyalty/Membership Cards
- Vouchers/Deals and Rewards
- GPS Enable Store Finder
- Messaging and News
- Customer Feedback and Ratings
- Offers and Flyers
- Facebook, Email, Instagram, YouTube and Twitter share functionality
- In-Device payment
- Gift Cards
- Social integrated features

Benefits of the Samy Platform

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

The Solution

Samy removes the complexity, risky development and expensive setup costs from the merchant mobile marketing strategies. By leveraging Samy, businesses gain access to our Samy online tools and services that allow their brands to be displayed to a targeted and local audience within the Samy network and to its own customers. Each business manages a unique branded mobile storefront within the Samy application providing an interactive engagement environment with local consumers. Our merchants have the ability to create, manage and publish promotions, surveys, loyalty and rewards cards and many other valuable touch points through the Samy product. They can adjust messaging of campaigns in real-time guided by reporting, customer feedback and analytics data provided to them from the platform.

Revenue Management

Samy provides digital loyalty and marketing solutions that drives engagement between brick and mortar stores and consumers.  Samy delivers consumer engagement on a Cost-Per-Acquisition (CPA) basis with the tools to create, manage and measure mobile commerce through its proprietary mobile CRM software.

MobileBits generates revenue on a CPA basis.  Samy CPA is defined as a user (depending on what category of ad they view) who subscribes to a branded mobile store within the Samy network, then selects an ad and clicks on an offer or coupon to learn more providing the user the ability to immediately purchase the offer in-store, in-app or save for later use.

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

Professional services revenue consists primarily of revenue received for assisting with the functionality of the software based on the nature of our software products. Substantially all of our professional services arrangements that are billed on a time and materials basis are recognized as the services are performed. Contracts with fixed or not-to-exceed fees are recognized on a percentage-of-completion. If there is significant uncertainty about the project completion or receipt of payment for professional services, revenue is deferred until the uncertainty is sufficiently resolved. VSOE of fair value of consulting services is based upon stand-alone sales of those services. Payments received in advance of consulting services performed are deferred and recognized when the related services are performed. Work performed and expenses incurred in advance of invoicing are recorded as unbilled receivables. These amounts are billed in the subsequent month.

Maintenance revenue consists of fees for providing software updates on a when and if available basis and technical support for software products (“post-contract customer support” or “PCS”). Maintenance revenue is recognized ratably over the term of the agreement.

Market Entry Strategy

MobileBits enters regions and markets through the use of an organic strategy in primary markets through the use of a direct sales team, resellers and referral agents representing Samy in each region and market. MobileBits enters non-primary regions and markets through qualified OEM resellers that acquire a franchise to resell, represent and operate the Samy product.

MobileBits typically targets Tier 1 and 2 retail business with its direct sales force and commission based referral network and leverages eCommerce website, marketing strategy and commission based referral affiliates for tier 3 and 4 merchant sales .

Customers

MobileBits customers are merchants comprising of general retailers, apparel vendors, quick service restaurants (QSR's), table service restaurants (TSR's) and brands who market and sell various products and services primarily through bricks and mortar store locations.

MobileBits has contracted with more than a 1000's of stores and continues to grow it sales pipeline. Merchant customers primarily range from Tier 1 brand customers like McDonald’s to Tier 2 clients like Chairman’s Brands and Extreme Brandz.

MobileBits has contracted with over 500 shopping centers primarily operated by DDR Corp. and DLC Management to distribute and aid in the sale of the Samy brand and product to merchant tenants in each shopping center.

MobileBits legacy Pringo Connect enterprise clients include Fortune 100 firms as well as mid-sized and smaller businesses operating in a variety of sectors. The more significant customers of the Pringo Connect product currently include:  Comcast and Square Enix.

Suppliers

The Company is not dependent upon any particular supplier for its operations.

Pricing Strategy & Structure

Samy Revenue

Samy software is priced on a Cost-Per-Acquisition busbies model. The standard agreement includes 1 year term automatically renewed for additional terms. The contracts also have an optional 30 day termination provision.

Samy Enterprise Revenue

MobileBits also generates revenue from the licensing of Samy. The standard agreement includes 1 to 3-year terms, automatically renewed for additional terms.

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

The following is an abbreviated list of key competitors:

•	Key Ring (recently acquired by Gannett);
•	Where (recently acquired by eBay);
•	Shop Kick;
•	Foursquare;
•	Yelp Inc.;
•	Facebook;
•	Google;
•	eBay;
•	Groupon;
•	Living Social.

Intellectual Property

All MobileBits’ software and expertise created by the Company is proprietary, intellectual property.  The Company anticipates certain processes and methodologies to be patentable. All trademarks, rights and copyrights are owned by MobileBits. Some components of SAMY are patent pending. MobileBits owns all the trademarks associated with SAMY, MobileBits and Pringo.

Properties

MobileBits’ principal office is located at 5901 N. Honore Ave., Suite 110, Sarasota, FL. The rent, on a month to month basis, is $5,275 per month and expires on March 1, 2014.

The Company maintains office space at 55 Stewart Street, Suite 117, Toronto, Canada.  As of October 1, 2013 the Company entered into a 12 month lease at $4,000 per month.

Employees and Contract Workers

MobileBits currently has two officers managing its day to day operations related to business, accounting, legal, marketing, technology and investor relations.  The Company has 11 full-time employees in addition to various contracted firms, supporting legal, investor relations and product development activities.

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

RESALE OF OUR SECURITIES IS SUBJECT TO SIGNIFICANT RESTRICTIONS.

Any of our securities that are sold are under exemptions from registration under applicable federal and state securities laws, as none of our securities have been registered under the Securities Act or any state securities laws.  Until our securities have been registered, they may not be transferred or resold except in a transaction exempt from or not subject to the registration requirements of the Securities Act and applicable state securities laws.  The SEC has broad discretion to determine whether any registration statement will be declared effective and may delay or deny the effectiveness of any registration statement filed by us for a variety of reasons.  In the event that the effectiveness of any registration statement relating to resale of the shares of our securities is delayed or denied, or the registration statement, once effective, becomes unavailable for use by selling security holders, the transferability of the shares of Common Stock may be restricted and the value of such securities could be materially adversely affected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We are not required to provide this information as we are a smaller reporting company.

ITEM 2.	PROPERTIES

As the result of the Pringo Merger, the Company moved its principal office to 11835 W. Olympic Boulevard, Suite 855 Los Angeles, California until the lease expired as of March 31, 2013. The rent for this location was $3,128 per month through February 2012. After March 2012, the rent increased to $3,378 per month.

The Company now maintains its principal office in Sarasota, Florida located at 5901 N. Honore Ave, Suite 110. On March 1, 2012, the Company entered into a twelve-month lease for $3,875 per month. On March 1, 2013, the Company entered into a twelve-month lease for $5,275 per month.

As a result of the Aixum Merger, the Company had an office at Landstrasse 123, 9495 Triesen, Liechtenstein. In June of 2010, Aixum signed a new three-year lease agreement with its landlord with rent of $2,319 per month for the first 12 months, $2,967 per month for the second 12 months, and $3,566 per month for the last 12 months of the lease. The lease expired in June 2013.

On September 1, 2013, the Company signed a twelve-month lease for office space at 55 Stewart St. Suite 117, Toronto, Canada M5V 2V8.  Monthly rent is $4,000.

ITEM 3.	LEGAL PROCEEDINGS

Majid Abai v. MobileBits Holding Corporation

Majid Abai, the former CEO of MobileBits Holdings Corporation, MobileBits Corporation and Pringo, Inc. (collectively the “MobileBits Companies”), entered into a written agreement which Mr. Abai alleged requires the MobileBits Companies to pay him severance compensation, reimburse certain of his expenses and furnish other consideration totaling $141,199 which includes $7,450 the Company is contesting. On or about October 3, 2012, Mr. Abai filed action against the MobileBits Companies in the Superior Court of the State of California, West District, alleging that the MobileBits Companies breached this agreement.

On April 22, 2013 the Company executed a final settlement agreement with Majid Abai that dismissed the above action, released the Company from all claims and obligated the Company to pay Mr. Abai $25,964. Of this amount, $5,964 was paid on April 24, 2013 and the remaining $20,000 is payable on the earlier of receipt of the $200,000 owed the Company on an existing investment agreement or $5,000 on first of each month beginning on June 1, 2013 with a final payment due on September 1, 2013. Beginning May, 7, 2013, interest accrued on the unpaid balance at 10% per annum until the amount owed is paid in full. As of October 31, 2013 the outstanding amount owed is $350 of accrued interest.

Majid Abai and the Abai Group, Inc v. MobileBits Holding Corporation

On November 5, 2013 Majid Abai and the Abai Group, Inc. “the Plaintiffs”, served the Company with a summons and a complaint alleging claims for breach of his employment agreements.  Plaintiffs seek to recover the sum of approximately $225,689 plus attorney fees, cost and prejudgment interest.  On December 5, 2013, the Company filed a motion to dismiss the complaint.  The hearing of the demurrer is scheduled for July 24, 2014.

LOPAR, LLC; Michael Zeto and David Rippetoe v. Mobilebits Holding Corporation

On, September 30, 2013, LOPAR, LLC (“LOPAR”), Michael Zeto (“Zeto”) and David Rippetoe (“Rippetoe”) (collectively the “Proximus Plaintiffs”) filed an action with the Superior court of Fulton County, Georgia (the “Georgia Court”), C.A. File No. 2013-CV-237131 (the “Civil Action”).

On December 5, 2013 and upon prior motion of the Proximus Plaintiffs, the Georgia Court in the Civil Action entered a Default Judgment against the Company: (i) directing it and its officers, agents, directors and all others acting in concert and participation with the Company to take all steps necessary to issue and effectuate the delivery of the following shares of the Company’s  common stock within fourteen days from the date of entry of the Default Judgment: (a) 13,878,307 shares to LOPAR; (b) 3,064,805 shares to Zeto; and (c) 2,402,568 to Rippetoe; (ii) granting Plaintiffs jointly and severally, a monetary judgment of $44,470 in reasonable attorney's fees and expenses; and (iii) casting the costs of the Civil Action on the Company. The Company has filed motions opposing the Default Judgment in the Superior Court and has also filed a Notice of Appeal on the Default Judgment to the Georgia Court of Appeals. The Company believes the outcome of this lawsuit is still unpredictable.

Aixum Tec AG bankruptcy filing

On December 17, 2013, Aixum filed for bankruptcy in Liechtenstein.  Creditors have until February 10, 2014 to make a payment of 15,000 CHF to file their claim with the court and have a receiver appointed to distribute any remaining net assets. As of February 6, 2014, we are awaiting a final decision from the court.

Other than the proceedings, above, there are no pending material legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

 PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Markets under the symbol MBIT.OB.  There has been limited trading in our common stock.

Holders

As of January 31, 2014, we had 350 shareholders of our common stock.

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

MobileBits began development of its product in 2009 in the area of mobile content delivery with the goal to create a platform connecting consumers and marketers around relevant information on mobile devices. On December 6, 2011, we merged with Pringo Inc., through Merger Sub, completed a merger with Pringo, Inc., pursuant to the Merger Agreement and Plan of Merger (the “Merger Agreement”) dated June 23, 2011. Pringo, Inc. based in Los Angeles California brought the Company a full development platform called Pringo Connect, in development since 2006, as well as a new product development team. Pringo's business focus was licensing software and selling professional services to enterprises looking to create a socially integrated website.

On September 28, 2012, the Company completed a share exchange with Aixum Tec AG, operating in Switzerland, pursuant to the Stock Exchange Agreement, dated May 21, 2012. Aixum Tec AG, a European based organization focused on a merchant and consumer application platform called SAMY4ME which provided an easy to use software interface for both businesses and consumers connecting around loyalty card integration and offers.

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

Summary of Acquisition Transactions

The Company entered into a Share Exchange Agreement, dated March 12, 2010 between MB, MBC and the MBC Shareholders pursuant to which MB acquired MBC, an early stage software development firm targeting its software at the mobile search market.

The transaction closed on March 12, 2010 and MB acquired 100% of the outstanding shares of MBC Stock from the MBC Shareholders. In exchange for MBC common stock and $275,000, MB issued 18,752,377 shares of its common stock to the MBC Shareholders, which represented approximately 87.9% of MB’s issued and outstanding common stock. Concurrently, pursuant to the terms of the Share Exchange Agreement, Walter Kostiuk, the principal shareholder of the Company, cancelled a total of 14,000,000 shares of common stock.  Upon Closing, MBC became a 100% wholly-owned subsidiary of the Company.  The $275,000 was recorded as merger costs as a component of general and administrative expense.  Since the Merger was between entities under common control, the Merger was accounted for similar to a pooling of interests whereby the assets and liabilities of MBC were recorded at historical cost. On March 16, 2010, concurrently with the merger, our Board of Directors authorized a 7-for-1 forward split of our common stock, par value $0.001 per share, in the form of a stock dividend which was paid on the same date, to holders of record on that date.  All share and per share numbers have been adjusted to give effect to the stock split unless otherwise stated. On October 13, 2011, we amended our Articles of Incorporation in the State of Nevada to increase the maximum number of shares of stock that we are authorized to have outstanding at any time to two hundred fifty million (250,000,000) shares of par value $0.001 common stock.

On December 6, 2011, we, through Merger Sub, Inc completed a merger with Pringo, Inc. pursuant to aMerger Agreement dated June 23, 2011 (the “Pringo Merger”). As a result of the Merger, Merger Sub merged with and into Pringo, with Pringo surviving the Merger as our wholly owned subsidiary.

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

On September 28, 2012, the Company completed a share exchange with Aixum Tec AG, pursuant to a Stock Exchange Agreement, dated May 21, 2012. As a result of the Stock Exchange Aixum is a wholly-owned subsidiary of MobileBits.

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

On May 2, 2013, the Company and Proximus formed a Delaware limited liability company named MBPM, LLC.  Pursuant to the operating agreement entered between the parties, the Company initially has a 51% ownership interest in MBPM, and Proximus has a 49% ownership in MBPM.  In connection with the formation of MBPM, the Company contributed certain goodwill and management services to MBPM and Proximus contributed all of its assets to the joint venture. On May 2, 2013, the Company entered into Equity Exchange Agreements with the members of Proximus, pursuant to which the members of Proximus agreed to within a two year period to exchange their membership units in Proximus for shares of the Company’s common stock, valued up to $3,000,000, pursuant to the terms and conditions of the Equity Exchange Agreement.

On, September 30, 2013, LOPAR, LLC (“LOPAR”), Mechael Zeto (“Zeto”) and David Reppetoe (“Rippetoe”) (collectively the “Proximus Plantiffs”. Owner of Proximus Mobility) filed an action with the Superior court of Fulton County, Georgia (the “Georgia Court”, C.A. File No. 2013-CV-237131 (the “Civil Action”).

On December 5, 2013 and upon prior motion of the Plaintiffs, the Court in the Civil Action entered a Default Judgment against the Company: (i) directing it and its officers, agents, directors and all others acting in concert and participation with the Company to take all steps necessary to issue and effectuate the delivery of the following shares of Mobile bits stock within fourteen days from the date of entry of the Default Judgment: (a) 13,878,307 shares to LOPAR; (b) 3,064,805 shares to Zeto; and (c) 2,402,568 to Rippetoe; (ii) granting Plaintiffs jointly and severally, a monetary judgment of $44,470 in reasonable attorney's fees and expenses; and (iii) casting the costs of the Civil Action on the Company. The Company has filed motions opposing the Default Judgment in the Superior Court and has also filed a Notice of Appeal on the Default Judgment to the Georgia Court of Appeals. The Company believes the outcome of this lawsuit is still unpredictable.

On May 7, 2013, the Company purchased JDN Development Company Inc.’s 50 % membership interest in Value Text LLC for 250,000 warrants to purchase the Company’s common stock at an exercise price of $0.50 per share of which 205,000 warrants were issued to JDN Development Company Inc. and 45,000 warrants were issued to the J Cohn Marketing Group, a Company that JDN Development Company Inc. owed money to. The remaining 50% interest in ValuText was acquired by the Company in connection with the acquisition of Proximus.

During fiscal year 2013 we continued to license Samy in Switzerland and commenced operations in the Canada and the United States.  In addition, we also licensed the Samy franchise in the Ukraine, Russia and the Middle East.

Over the next twelve months, we intend to continue growing our business by expanding the availability and distribution of the Samy network into other markets and regions. We also plan to offer Samy under license to certain qualified re-sellers.

MB currently anticipates the implementation of its business plan will require additional investment capital. The Company hopes to raise up to $10 million in equity financing in 2014.  If we are successful in raising the necessary funds, we will use those funds to grow our consumer network and to acquire new customers through increased advertising, sales, and marketing product fulfillment, to fund product development providing additional product functionality, to provide working capital for strategic acquisitions and for other corporate purposes.

Results of Operations

Fiscal Year Ended October 31, 2013 Compared to Fiscal Year Ended October 31, 2012

Revenues

Our revenues from our operations for the fiscal year ended October 31, 2013 were $1,843,944 compared to $781,151 for the fiscal year ended October 31, 2012. We started to generate revenues from enterprise licenses and services after we acquired Pringo. Our revenues from the licensing of the Samy franchise in foreign territories increased $863,369 primarily from the licensing the franchise for the Middle East territories. The increase in Samy subscription revenues was primarily due to the fact that the Company operated in Switzerland for twelve months in 2013 compared with only one month in 2012, as Aixum Tec AG was acquired on September 28, 2012. In addition, in 2013 the Company began earning subscription revenues in the United States and Canada. Pringo contract revenues decreased $176,767 due to fewer customers in fiscal year 2013 compared with fiscal year 2012.

Cost of Revenues

Our cost of revenues was $139,632 for the fiscal year ended October 31, 2013 compared to $245,261 for the fiscal year ended October 31, 2012. For the twelve months ended October 31, 2013 and October 31, 2012, costs associated with professional service fees related to Pringo contracts were $55,025 and $233,957, respectively.  The $178,932 decrease is attributable to fewer Pringo customers requiring professional services in 2013.  The costs of hosting services for the year ended October 31, 2013 were $84,607 compared with $11,304 for the year ended October 31, 2012. The $73,303 increase is primarily attributable to the cost of hosting the expanding Samy network.

General and Administrative Expenses

Our total general and administration expenses were $5,377,429 for the fiscal year ended October 31, 2013 compared to $10,974,661 for the fiscal year ended October 31, 2012.  The decrease of $5,597,232 is primarily attributable to a decrease of $5,542,819 in non-cash stock compensation expense;  $161,000 in lower salary expenses due primarily to a reduced staff level; $141,000 decrease in professional fees; lower bad debt expense of $106,000; offset by a $216,000 increase in marketing expenses and a $105,000 increase in contracted services.

Goodwill Impairment

In 2013, the Company recorded a $15,564,369 impairment of goodwill related to the Pringo acquisition as a result of the Company modifying the original business plan and integrating the Pringo platform into the Samy business.  There was no goodwill impairment in 2012.

Amortization and Depreciation

Amortization and depreciation was $2,158,679  for the fiscal year ended October 31, 2013 compared to $958,167 for the fiscal year ended October 31, 2012.  The increase is due to increased amortization of intangible assets acquired in the Pringo Merger and the Aixum share exchange, amortization of intangible assets acquired in the ValuTex and MBPM acquisitions in 2013 as well as the amortization of software and development costs capitalized during the period.

Lawsuit Settlement

For the fiscal year ended October 31, 2012, the Company realized a gain on lawsuit settlement with Birlasoft, Inc, in the amount of $88,801.

Unrealized gain or loss on foreign currency exchange

For the fiscal year ended October 31, 2013, the Company had unrealized foreign gains of $22,319 compared with $3,059 in unrealized losses in 2012.

Interest Income/Expense, net

Net interest income was $10,517 for the fiscal year ended October 31, 2013 compared to net interest expense of $216,595 for the fiscal year ended October 31, 2012. In 2013, the interest income relates to the amortization of the discount on the Middle East franchise fee receivable.  In 2012, the conversion of a note payable into the Company’s common stock of $200,872 representing the value in excess of the note payable’s principal was recorded as interest expense.

Liquidity and Capital Resources

As of October 31, 2013, we had a negative cash balance of $11,863 (reflected in accounts payable) compared to a cash balance of $122,428 as of October 31, 2012. The decrease in cash is primarily due to losses from operations, the additional expenditures associated with the Pringo Merger, increased costs of software development and licenses, and movements in working capital.  The Company had a working capital deficit of $5,086,439 at October 31, 2013 compared to a working capital deficit of $1,205,609 at October 31, 2012. The Company has an accumulated deficit at October 31, 2013 of $37,535,025 and $1,800,310 of cash used in operations during the twelve months ended October 31, 2013. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In response to these factors, management has taken the following actions:

●	seek additional funding from private placements and/or public offerings,

●	seek additional third party debt and/or equity financing; and

●	continue the implementation of the business plan to increase operating profits, including the distribution of the Samy application in additional regions.

The use of proceeds from our unregistered common share sales that occurred for the fiscal years ending October 31, 2013 and 2012 were primarily used for salaries, product development, merger costs, consulting fees, office expenses, travel costs, offering expenses, professional fees, advertising/marketing, and working capital.

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

Cash used in operating activities

Cash used in operating activities for the years ended October 31, 2013 and 2012 were $1,800,310 and $2,144,599, respectively. The decrease in 2013 was due to lower operating expenses and an increase in revenues, which resulted in lower cash outflows in operations.

Cash used in investing activities

Cash used in investing activities for the years ended October 31, 2013 and 2012 were $500,163 and $487,771, respectively. The increase in 2013 is due to money spent on software development and property and equipment.

Cash flow from financing activities

Cash provided by financing activities for the years ended October 31, 2013 and 2012 were $2,169,933 and $1,429,511, respectively. The majority of cash provided by financing activities for both years resulted from our private placements of common stock for cash.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MobileBits Holdings Corporation
Consolidated Financial Statements
As of and for the Years Ended October 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MobileBits Holdings Corporation
Sarasota, Florida

We have audited the accompanying consolidated balance sheets of MobileBits Holdings Corporation (the “Company”) as of October 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
February 7, 2014

MobileBits Holdings Corporation
Consolidated Balance Sheets

	October 31,	October 31,
	2013	2012
ASSETS
Current assets:
Cash	$-	$122,428
Investment in marketable securities	-	222
Accounts receivable, net of allowance for doubtful accounts and discounts	608,850	95,058
Prepaid expenses and other current assets	44,507	62,761
Total current assets	653,357	280,469

Property and equipment, net of accumulated depreciation	41,419	40,758
Software development costs, net of accumulated amortization	476,112	159,733
Accounts receivable non-current, net of discounts	287,985	-
Intangible assets, net of accumulated amortization	6,277,586	6,020,641
Goodwill	1,383,193	16,107,034

TOTAL ASSETS	$9,119,652	$22,608,635

Current liabilities:
Accounts payable and accrued expenses	$743,027	$669,975
Accounts payable and accrued expenses – related parties	616,498	630,878
Stock payable	4,309,000	122,000
Note payable– related parties	65,758	54,325
Deferred revenues	5,513	8,900
Total current liabilities	5,739,796	1,486,078

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 74,406,709 and 65,182,188 shares issued and
outstanding, respectively	74,407	65,182
Additional paid-in capital	40,845,162	37,233,950
Accumulated deficit	(37,535,025)	(16,171,696)
Accumulated other comprehensive loss	(4,688)	(4,879)
Total stockholders' equity	3,379,856	21,122,557

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,119,652	$22,608,635

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended October 31,
	2013	2012

REVENUES
Franchise license revenue	$1,063,369	$200,000
Samy subscription revenue	404,761	28,570
Pringo contract revenue	375,814	552,581
Total revenues	1,843,944	781,151

COST OF REVENUES	139,632	245,261

GROSS PROFIT	1,704,312	535,890

OPERATING EXPENSES:
General and administrative	5,377,429	10,974,661
Impairment of goodwill	15,564,369	-
Depreciation and amortization	2,158,679	958,167
Total operating expenses	23,100,477	11,932,828

LOSS FROM OPERATIONS	(21,396,165)	(11,396,938)

OTHER INCOME (EXPENSE)
Gain on lawsuit settlement	-	88,801
Unrealized foreign currency exchange gain (loss)	22,319	(3,059)
Interest income (expense), net	10,517	(216,595)

NET LOSS	(21,363,329)	(11,527,791)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	191	(4,879)
TOTAL COMPREHENSIVE LOSS	$(21,363,138)	$(11,532,670)

Net loss per common share - basic and diluted	$(0.31)	$(0.23)

Weighted average number of common shares outstanding during the period - basic and diluted	68,688,422	49,072,904

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended October 31, 2013 and 2012

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances - October 31, 2012	29,051,616	$29,052	$5,731,518	$(4,643,905)	$-	$(1,116,665)
Common shares and options issued in the Pringo acquisition	29,453,544	29,454	18,715,067	-	-	18,744,521
Cancellation of shares	(3,000,000)	(3,000)	3,000	-	-	-
Common shares issued for exercise of warrants	610,319	610	304,550	-	-	305,160
Common shares issued for accounts payable	494,627	494	93,485	-	-	93,979
Proceeds from the sale of common stock ($0.50/share), net	2,769,021	2,769	1,381,742	-	-	1,384,511
Common shares issued in the Aixum acquisition	5,803,061	5,803	2,895,728	-	-	2,901,531
Amortization of fair value of stock options/warrants	-	-	8,108,860	-	-	8,108,860
Net loss	-	-	-	(11,527,791)	-	(11,527,791)
Foreign currency translation loss	-	-	-	-	(4,879)	(4,879)
Balances - October 31, 2012	65,182,188	65,182	37,233,950	(16,171,696)	(4,879)	21,122,557

Common shares issued for services rendered	89,472	90	22,278	-	-	22,368
Proceeds from the sale of common stock ($0.11/share), net	9,135,049	9,135	962,365	-	-	971,500
Fair value of stock options issued in connection with the acquisition of ValuText LLC	-	-	60,528	-	-	60,528
Amortization of fair value of stock options/warrants	-	-	2,566,041	-	-	2,566,041
Net loss	-	-	-	(21,363,329)	-	(21,363,329)
Foreign currency translation gain	-	-	-	-	191	191
Balances - October 31, 2013	74,406,709	$74,407	$40,845,162	$(37,535,025)	$(4,688)	$3,379,856

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Cash Flows

	For the Year Ended
	October 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,363,329)	$(11,527,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	119,242	225,511
Gain on lawsuit settlement	-	(88,801)
Common shares issued for interest expense	-	200,872
Write-off of marketable securities	222	-
Loss on disposal of property and equipment	1,897	-
Stock-based compensation	2,566,041	8,108,860
Depreciation and amortization	2,158,679	958,167
Impairment of goodwill	15,564,369	-
Unrealized gain on foreign currency exchange	(22,319)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(921,019)	(175,014)
Decrease in prepaid expenses and other current assets	18,254	31,166
Increase in accounts payable and accrued expenses	95,420	64,141
Increase (decrease) in accounts payable and accrued expenses – related parties	(14,380)	49,390
Increase (decrease) in deferred revenues	(3,387)	8,900
Net cash used in operating activities	(1,800,310)	(2,144,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(30,713)	(24,200)
Software development costs incurred	(469,450)	(208,107)
Payments made prior to Pringo and Aixum acquisitions, net of cash acquired	-	(255,464)
Net cash used in investing activities	(500,163)	(487,771)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in notes payable	11,433	(57,000)
Proceeds from sale of common stock, net of offering costs	2,158,500	1,506,511
Commissions paid to a related party on sale of common stock	-	(20,000)
Net cash provided by financing activities	2,169,933	1,429,511

Effect of exchange rate changes on cash	8,112	(4,879)

Net decrease in cash	(122,428)	(1,207,738)
Cash at beginning of year	122,428	1,330,166
Cash at end of year	$-	$122,428

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$2,863	$7,077
Income tax	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for accrued interest	$-	$23,288
Common shares issued for accounts payable	22,368	93,979
Common shares issued for stock payable	122,000	-
Common shares issued for notes payable	-	81,000
Cancellation of shares – related party	-	3,000
Fair value of warrants issued to acquire ValuText LLC	60,528	-
Fair value of stock payable recorded to acquire MBPM from Proximus Mobility	3,000,000	-
Fair value of common shares and options issued to acquire Pringo Inc.	-	18,744,521
Fair value of common shares issued to acquire Aixum Tec AG	-	2,901,531

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

Acquisition of MBPM from Proximus Mobility, LLC

On May 2, 2013, the Company and Proximus Mobility, LLC (“Proximus”) formed a Delaware limited liability company named MBPM, LLC (“MBPM”).  Pursuant to the operating agreement entered between the parties, the Company initially has a 51% ownership interest in MBPM, and Proximus has a 49% ownership in MBPM.  In connection with the formation of MBPM, the Company contributed certain goodwill and management services to MBPM and Proximus contributed all of its assets to the joint venture. On May 2, 2013, the Company entered into Equity Exchange Agreements with the members of Proximus, pursuant to which the members of Proximus agreed to within a two year period to exchange their membership units in Proximus for shares of the Company’s common stock, valued up to $3,000,000, pursuant to the terms and conditions of the Equity Exchange Agreement.  See Footnote 17 for a discussion of the default judgment in connection with this transaction.

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

ValuText is a location-based, mobile marketing service specifically designed to drive sales and productivity at the company's prime commercial assets.

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

Cash and Cash Equivalents

We consider short term, highly liquid investments that have an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”). At October 31, 2013, the Company had a negative cash balance of $11,863 which has been reclassified to accounts payable. At October 31, 2012, the Company had cash balance of $122,428 which was insured.

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

The $222 value of the Company’s investment in marketable securities was written-off as of October 31, 2013.

Accounts Receivable and Allowance for Bad Debt

Accounts receivable are determined during the period based upon invoices and credits issued and reduced by cash collections.  Amounts not due within a one year period are recorded as account receivable non-current, net of any discount.  As of October 31, 2013, accounts receivable non-current was $287,985, net of a discount of $45,349.

The allowance for doubtful accounts is based on the Company’s past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowance for doubtful accounts is determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At October 31, 2013 and 2012, the allowance for doubtful accounts totaled $119,194 and $225,511, respectively. For the years ended October 31, 2013 and 2012, the Company recorded bad debt expense of $119,242 and $225,511, respectively.

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

The Company evaluates the fair value of its single reporting unit utilizing up to three valuation methods: market capitalization, income approach and market approach. Revenue and expense forecasts used in the evaluation of goodwill were based on trends of historical performance and management’s estimate of future performance.  The Company’s annual assessment of goodwill as of October 31, 2013 concluded that the value of Pringo’s remaining goodwill balance of $15,564,369 was impaired. This charge reflects the impact of the continuing decline in the Company’s common stock price as well as an evaluation of the present value of Pringo’s future net cash flows. The Company was not required to record a goodwill impairment charge as a result of the 2012 review.

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

The Company has adopted ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of October 31, 2013 and 2012, the Company had not recorded any tax benefits from uncertain tax positions.

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

Samy provides digital loyalty and marketing solutions that drives engagement between brick and mortar stores and consumers.  Samy delivers consumer engagement on a Cost-Per-Acquisition (CPA) basis with the tools to create, manage and measure mobile commerce through its proprietary mobile CRM software.

MobileBits generates revenue on a CPA basis.  Samy CPA is defined as a user (depending on what category of ad they view) who subscribes to a branded mobile store within the Samy network, then selects an ad and clicks on an offer or coupon to learn more providing the user the ability to immediately purchase the offer in-store, in-app or save for later use.

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

Earnings (Loss) per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. As of October 31, 2013 and 2012, there were 24,579,475 units and 24,929,475 units of stock options outstanding, respectively.

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

Subsequent Events

The Company has evaluated all transactions occurring between the end of its fiscal year, October 31, 2013, through the date of issuance of the consolidated financial statements for subsequent event disclosure consideration.

Recent Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations. The Company has a net loss of $21,363,329, a working capital deficit of $5,086,439 and net cash used in operations of $1,800,310 for the year ended October 31, 2013, and an accumulated deficit of $37,535,025 at October 31, 2013.  In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In response to these factors, the management intends to take on the following actions:

●	seek additional funding from private placement and public offerings,
●	seek additional funding from third party debt financings; and
●	continue the implementation of the business plan to increase operating profit, including the distribution of the Samy application in additional regions.

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

Goodwill and intangible assets:

The purchase price and costs associated with the acquisition exceeded the net assets acquired by $19,344,369 on December 6, 2011, of which $3,780,000 was allocated to acquire technology and other intangible assets, such as customer relationships, and the remaining $15,564,369 was assigned to goodwill. As of October 31, 2013, the Company performed its annual goodwill impairment assessment and concluded that the goodwill balance of $15,564,569 was impaired and recorded the impairment of goodwill due to the Company’s decision to modify the original Pringo business plan and integrate the Pringo platform into the Samy business.

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

Prior to the acquisition, the Company executed a promissory note between Aixum and MobileBits dated March 7, 2012 providing for MobileBits to lend up to 110,000 CHF (approximately $114,800) at 5% interest rate payable on September 13, 2012.  On June 19, 2012, the Company entered an amendment to increase the principal amount to 180,000 CHF (approximately $183,929). As of October 31, 2012, 170,000 CHF (approximately $181,991) had been advanced to Aixum by MobileBits. These amounts have been eliminated in consolidation upon acquisition.

The following table summarizes the final allocation of the purchase price:

Current assets	$65,000
Property and equipment	9,000
Intangible assets	3,110,000
Current liabilities	(514,000)
Goodwill	543,000
Purchase price	$3,213,000

The above assets acquired and liabilities assumed are recognized based on an estimate of their fair value as of the acquisition date.

Goodwill and intangible assets:

The purchase price and costs associated with the acquisition in excess of the net liabilities assumed was $3,653,000 on September 28, 2012, of which $3,110,000 was allocated to acquire technology and other intangible assets such as customer relationships and the remaining $543,000 was assigned to goodwill.

Acquisition of MBPM from Proximus Mobility, LLC

On May 2, 2013, the Company and Proximus Mobility, LLC (“Proximus”) formed a Delaware limited liability company named MBPM, LLC (“MBPM”).  Pursuant to the operating agreement entered between the parties, the Company initially has a 51% ownership interest in MBPM, and Proximus has a 49% ownership in MBPM.  In connection with the formation of MBPM, the Company contributed certain goodwill and management services to MBPM and Proximus contributed all of its assets to the joint venture. On May 2, 2013, the Company entered into Equity Exchange Agreements with the members of Proximus, pursuant to which the members of Proximus agreed to within a two year period to exchange their membership units in Proximus for shares of the Company’s common stock, valued up to $3,000,000, pursuant to the terms and conditions of the Equity Exchange Agreement. See Footnote 17 for a discussion of the default judgment in connection with this transaction.

The following table summarizes the allocation of the purchase price:

Intangible assets	$2,175,600
Goodwill	824,400
Purchase price	$3,000,000

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

Goodwill and intangible assets:

Assets acquired and liabilities assumed are currently valued at zero based on an estimate of their fair value as of the acquisition date. The purchase price and costs associated with the acquisition was $3,000,000 on May 2, 2013, of which $2,175,600 was allocated to customer relationships and the remaining $824,400 was assigned to goodwill.

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

The following table summarizes the allocation of the purchase price:

Intangible assets	$44,735
Goodwill	15,793
Purchase price	$60,528

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

Goodwill and intangible assets:

Assets acquired and liabilities assumed are currently valued at zero based on an estimate of their fair value as of the acquisition date. The purchase price and costs associated with the acquisition was $60,528 on May 7, 2013, of which $44,735 was allocated to customer relationships and the remaining $15,793 was assigned to goodwill.

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment the Company had at October 31, 2013 and 2012:

	Estimated	October 31,	October 31,
	Useful Lives	2013	2012
Furniture and fixtures	5	$8,481	$8,249
Equipment	5	22,090	34,064
Website and database	3-5	56,602	26,602
Effect of exchange rate changes		(536)	-
Subtotal		86,637	68,915
Less: accumulated depreciation		(45,218)	(28,157)
Property and equipment, net		$41,419	$40,758

For the years ended October 31, 2013 and 2012, the Company recognized depreciation expense of $27,619 and $20,334, respectively.

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

The following is a summary of the Company’s software development costs at October 31, 2013 and 2012:

	October 31,	October 31,
	2013	2012
Software development costs incurred	$677,557	$208,107
Effect of exchange rate changes	14,934	-
Subtotal	692,491	208,107
Less: accumulated amortization	(216,379)	(48,374)
Software development costs, net	$476,112	$159,733

For the years ended October 31, 2013 and 2012, total amortization expense was $168,005 and $48,374, respectively.

NOTE 7 – INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets at October 31, 2013 and 2012:

	Estimated Useful Lives	October 31, 2013	October 31, 2012
Domain name	Indefinite	$20,100	$20,100
Developed technology – software	3	3,780,000	3,780,000
Customer relationships	5	3,920,000	1,700,000
Trade name	10	1,410,000	1,410,000
Subtotal		9,130,100	6,910,100
Less: accumulated amortization		(2,852,514)	(889,459)
Intangible assets, net		$6,277,586	$6,020,641

For the years ended October 31, 2013 and 2012, the Company recognized amortization expense of $1,963,055 and $889,459, respectively.

NOTE 8 – NOTES PAYABLE – RELATED PARTY

The Company assumed a related party promissory note in the amount of $110,000 in the Pringo Merger, accruing interest at 10% per annum. On February 1, 2012, the note was extended through June 30, 2012 with the full balance of the $110,000 to be repaid by June 30, 2012.  The principal and accrued interest on the note as of October 31, 2013 and 2012 was $65,758 and $54,325,  respectively. The note is currently in default. In addition, on December 22, 2011, the Company converted an $81,000 related party note payable and accrued interest of $23,288 by issuing 610,319 shares of common stock valued at $305,160. The value in excess of the principal in the amount of $200,872 was recorded as additional interest expense. The Company is currently contesting the original terms of the common stock conversion.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of October 31, 2013, the Company had outstanding payables to related parties of the Company in the amount of $616,498. $228,000 was owed to The Abai Group, Inc. for the services performed and $350 was owed to Majid Abai for accrued interest; $164,380 was owed to Walter Kostiuk primarily for commissions on sale of the Company’s common stock and unpaid salary and $223,768 was owed to Andrew Marshall for unpaid salary and expenses. During the year ended October 31, 2013, the Company paid Walter Kostiuk $25,000 related to a Market Capitalization Bonus pursuant to his employment agreement. In January 2013, the Company engaged Andrea Kostiuk, wife of Walter Kostiuk, as an independent contractor to provide marketing support services. The contract provides for her to receive $2,240 per month which was increased to $2,800 as of September 1, 2013. For the year ended October 31, 2013, her fees totaled $21,280 and there were no unpaid fees as of October 31, 2013.

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

Annual salary increases by a minimum of 5% annually. Mr. Kostiuk and the Company have not yet implemented the minimum salary increase.

During the employment term, Mr. Kostiuk shall be eligible to participate in the Company’s bonus and other incentive compensation plans and programs (if any) for the Company’s executives at a level commensurate with this position. Such bonuses shall be determined by the Compensation Committee as formed by the Board of Directors of the Company.

Additionally, upon approval of the Board of Directors of the Company (“Board Approval”), Mr. Kostiuk shall receive a cash bonus of $25,000 for each quarter that the Company maintains a Market Capitalization (as defined below) of over $50 million for more than 60 days within the quarter and/or the quarterly revenue quotas (as established by the Board of Directors of the Company) are exceeded by 25% or more. This amount will increase to $50,000 per quarter should the Company’s Market Capitalization increase to $100 million and/or the quarterly revenue quotas are exceeded by 50% or more; and to $75,000 per quarter should the Market Capitalization reach $250 million and/or the quarterly revenue quotas are exceeded by 75% or more; and to $100,000 per quarter should the Market Capitalization reach $500 million and/or the quarterly revenue quotas are exceeded by 100% or more. Market Capitalization shall mean the aggregate worldwide market value of Company’s common stock, calculated by multiplying the closing stock price as listed on the OTC Markets or other stock exchange (such as NASDAQ or NYSE) times the number of issued and outstanding shares.

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

The Company has expensed $160,217 and $12,527 in wages and healthcare benefits, respectively, in connection with Mr. Kostiuk’s employment agreement for the year ended October 31, 2013.

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

Mr. Kostiuk also participates in the Company’s bonus and other incentive compensation plans and programs, Milestone and Achievement Compensation Plans, receives an automobile allowance in the amount of $1,500 per month and was issued stock options, effective as of May 1, 2010, that consist of the right to purchase 1,000,000 shares of the Company’s common stock. The right to purchase such stock is nontransferable and shall vest in equal thirds on each one year anniversary of the grant date over a three year period commencing on the May 1, 2010.The options shall have a term of ten years and the exercise price of the options is $1.00 per common share. The options had a fair value of $989,376, of which $164,896 and $329,792 was expensed during the years ended October 31, 2013 and 2012, respectively. The options have been fully amortized as of October 31, 2013.

The Company has expensed $192,500 in wages and $10,536 in automobile expense and health care benefits in connection with Mr. Kostiuk’s employment agreement for the year ended October 31, 2012.

On April 1, 2009, the Company entered into a marketing and consulting agreement with Andrea Kostiuk (“Ms. Kostiuk”).  The agreement is renewable annually and was renewed on April 1, 2010.  Under the terms of the agreement, Ms. Kostiuk will be paid $7,000 per month and is entitled to receive an annual bonus of $36,000 for meeting corporate objectives as determined by the Company.

As of May 1, 2011, the Company converted its consulting agreement with Ms. Kostiuk to an employment agreement. In conjunction with the agreement, Ms. Kostiuk was issued options that consist of the right to purchase 250,000 shares of the Company’s common stock. The right to purchase such stock is nontransferable and vests in equal thirds on each one year anniversary of the grant date over a three year period commencing on the May 1, 2011. The options shall have a term of 10 years and the exercise price of the options is $0.51 per common share. The options had a fair value of $254,601, of which $42,434 was expensed during the year ended October 31, 2012. The options were forfeited as of October 31, 2012 related to Ms. Kostiuk’s termination. The option was valued using the Black-Scholes option-pricing model and the following parameters: (1) 3.31% risk-free discount rate, (2) expected volatility of 190.11%, (3) $0 expected dividends, (4) an expected term of 10 years based on term of the option, and (5) a stock price on the measurement date of $1.02.

On June 14, 2011, the Company issued options that consist of the right to purchase 250,000 shares of the Company’s common stock to Ms. Kostiuk for her services to the Company.  The right to purchase such stock is nontransferable and vests in equal thirds with the first third vested on June 14, 2011, the second third on November 1, 2011, and the third on November 1, 2012.  The options have a term of 5.39 years and the exercise price of the options is $0.51 per common share.  The options had a fair value of $242,942, of which $95,704 was expensed during the year ended October 31, 2012. The options were forfeited as of October 31, 2012 related to Ms. Kostiuk’s termination. The option was valued using the Black-Scholes option-pricing model and the following parameters: (1) 1.70% risk-free discount rate, (2) expected volatility of 215.68%, (3) $0 expected dividends, (4) an expected term of 5.39 years based on term of the option, and (5) a stock price on the measurement date of $0.98.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As the result of the Pringo Merger, the Company moved its principal office to 11835 W. Olympic Boulevard, Suite 855 Los Angeles, California. The rent for this location was $3,128 per month through February 2012. After March 2012, the rent increased to $3,378 per month. The lease expired as of March 31, 2013.

The Company now maintains its principal office in Sarasota, Florida located at 5901 N. Honore Ave, Suite 110. On March 1, 2012, the Company entered into a twelve-month lease for $3,875 per month. On March 1, 2013, the Company entered into a twelve-month lease for $5,275 per month.

As a result of the Aixum Merger, the Company had an office at Landstrasse 123,9495 Triesen, Liechtenstein. In June of 2010, Aixum signed a new three year lease agreement with its landlord with rent of $2,319 per month for the first 12 months, $2,967 per month for the second 12 months, and $3,566 per month for the last 12 months of the lease. The lease expired in June 2013.

On September 1, 2013, the Company signed a twelve month lease for office space at 55 Stewart St. Suite 117, Toronto, Canada M5V 2V8.  Monthly rent is $4,000.

Birlasoft, Inc., v. Pringo Networks LLC

On or about September 21, 2009, Birlasoft, Inc. filed a civil action in Superior Court of New Jersey, Middlesex County seeking damages in relation to Pringo Networks, LLC’s, the Company’s predecessor, alleged breach of contract.  The claims asserted by Birlasoft, Inc. were disputed and after an initial attempt to settle the case, the Company did not respond to the lawsuit, which resulted in a default judgment in the amount of approximately $59,000 in 2010.  On March 21, 2012, the lawsuit was settled in the amount of $22,000 for all amounts due including the previously accrued judgment of $59,000 and accounts payable of $44,817 resulting in a gain of $81,817. The $22,000 is to be paid with an initial amount of $4,000 being paid within five (5) days after the execution of the settlement and $2,000 payments on the first business day of each month, for nine (9) months, starting on April 1, 2012.  The outstanding balance on the settlement was $0 and $2,000 as of October 31, 2013 and 2012, respectively and the amount owed at October 31, 2012 was accrued by the Company.

Majid Abai v. MobileBits

Majid Abai, the former CEO of MobileBits Holdings Corporation, MobileBits Corporation and Pringo, Inc. (collectively the “MobileBits Companies”), entered into a written agreement which Mr. Abai alleged requires the MobileBits Companies to pay him severance compensation, reimburse certain of his expenses and furnish other consideration totaling $141,199 which includes $7,450 the Company is contesting. On or about October 3, 2012, Mr. Abai filed an action against the MobileBits Companies in the Superior Court of the State of California, West District, alleging that the MobileBits Companies breached this agreement.

On April 22, 2013 the Company executed a final settlement agreement with Majid Abai that dismissed the above action, released the Company from all claims and obligated the Company to pay Mr. Abai $25,964. Of this amount, $5,964 was paid on April 24, 2013 and the remaining $20,000 is payable on the earlier of receipt of the $200,000 owed the Company on an existing investment agreement or $5,000 on the first of each month beginning on June 1, 2013 with a final payment due on September 1, 2013. Beginning May, 7, 2013 interest accrued on the unpaid balance at 10% per annum until the amount owed is paid in full. As of October 31, 2013, the outstanding amount owed is $350 of accrued interest.

NOTE 11 – INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes are as follows:

	October 31, 2013	October 31, 2012
Computed at U.S. Statutory Rates (34%)	$(7,263,532)	$(3,919,449)
Permanent differences	6,836,436	2,761,579
Temporary differences	287,978	87,552
Changes in valuation allowance	139,118	1,070,318
Total	$-	$-

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	October 31, 2013	October 31, 2012
Deferred tax assets	$2,076,419	$1,937,270
Less: valuation allowance	(2,076,419)	(1,937,270)
Net deferred tax assets	$-	$-

At October 31, 2013, the Company had a net operating loss carry-forwards for federal and state income tax purposes of approximately $6,107,115 and $5,697,854, respectively, which will begin to expire, if unused, beginning in 2029. The valuation allowance increased approximately $139,118 and $1,070,318 for the years ended October 31, 2013 and 2012, respectively.

The above estimates are based upon management's decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 12 – STOCK PAYABLE

As of October 31, 2013, stock payable of $4,309,000 consisted of the following:

$3,000,000 related to the acquisition of Proximus:

In connection with the acquisition of Proximus Mobility, LLC, there is a current disagreement over the number of shares to be issued for the $3,000,000 purchase of the underlying assets. The Company believes that the total shares to be issued is 12,000,000 of which 6,000,000 is based on reaching certain milestones outlined in the agreement. No shares have been issued and the full $3,000,000 has been recorded as stock payable as of October 31, 2013.

$1,309,000 related to proceeds received from sale of Company’s common stock as follows:

●
MRL Trade S.r.l. (“MRL”) signed a Share Purchase Agreement (“Agreement”) on December 4, 2012 to purchase 2,200,000 shares of MobileBits common stock at $0.50 per share for a total investment of $1,100,000. The initial payment of $550,000 was to be made within 10 days from receipt of the signed Agreement which was December 24, 2012 and the remaining $550,000 was to be made within 60 days of the initial payment but the share certificates had not been issued as of October 31, 2013. As of October 31, 2013, $960,000 has been received.  As of January 28, 2014, the final $140,000 owed was received.

●	Also, during the year ended October 31, 2013, the Company received $349,000 from private investors, for which the stock certificates had not been issued as of October 31, 2013.

During the year ended October 31, 2012, the Company received $122,000 from private investors, for which stock certificates were issued during the year ended October 31, 2013.

NOTE 13 – STOCKHOLDERS’ EQUITY

During the year ended October 31, 2013, the Company issued 9,135,049 shares of common stock for net proceeds of $971,500. The proceeds were received by the Company as of October 31, 2013. In connection with the share issuance, The Company issued warrants to purchase 700,000 shares of the Company’s common stock. $81,868 of the proceeds were allocated to the value of the warrant instruments and recorded as additional paid-in capital.

On May 7, 2013, the Company issued 250,000 warrants with a fair value of $60,528 in connection with the acquisition of ValuText LLC. The fair value was recorded as additional paid in capital.

On August 13, 2013, the Company issued 89,472 shares of common stock valued at $0.25 per share in exchange for outstanding amounts owed for services rendered.

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

During the year ended October 31, 2012, the Company issued 2,769,021 shares of stock for net proceeds of $1,384,511. The proceeds were received by the Company as of October 31, 2012.

NOTE 14 – STOCK OPTION AND WARRANT ACTIVITIES

Stock Option Activities

From time to time, the Company issues options to its employees, directors, for their services.

In fiscal year 2013 the Company issued 337,500 stock options to employees. These options vest in 3 years and are exercisable at $0.25 and $0.51 per share in 5 and 7 years. These options were valued at $134,769 on the grant date using the Black-Scholes model with the following assumptions: (1) 0.77% - 1.53% discount rates, (2) expected volatilities of 188.41% - 217.08%, (3) no expected dividends; and (4) an expected terms of 5 and 7 years.

In fiscal year 2013, the Company issued 1,000,000 options to directors with fair value $136,632.  The directors’ options were fully vested at the date of the grant. These options were valued using the Black-Scholes option-pricing model and the following parameters: (1) 1.35% risk-free discount rate, (2) expected volatility of 201.81% (3) $0 expected dividends, and (4) an expected term of 5 years.

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

Warrant Activities

The Company issued 1,800,000 warrants with an exercise price of $0.50 - $1.50 per share during the fiscal year ended October 31, 2013, of which 850,000 were issued to DDR Property Management LLC related to the Strategic Marketing Agreement dated May 7, 2013, 250,000 warrants issued in connection with the acquisition of ValuText LLC to JDN Development Company (205,000 warrants) and J Cohn Marketing Group Inc. (45,000 warrants) and 700,000 warrants to a private investor.

The warrants granted in the fiscal year ended October 31, 2013 were valued using the Black-Scholes option-pricing model and the following parameters: (1) 0.82% to 1.21% risk-free discount rate, (2) expected volatility of 191.24% to 198.72%, (3) $0 expected dividends, and (4) an expected term of 5 to 7 years for each grant based on term of the warrant.

On August 21 2012, the Company issued 300,000 warrants with a fair value of $145,818 and an exercise price of $1.00 per share to a business partner who resells the Company’s product in Russia.  The warrants were valued using the Black-Scholes option-pricing model and the following parameters: (1) 0.80% risk-free discount rate, (2) expected volatility of 207.63%, (3) $0 expected dividends, and (4) an expected term of 5 years based on term of warrant.

On June 28, 2011, the Company issued 420,681 warrants with a fair value of $421,279 to an advisor.  The warrants were valued using the Black-Scholes option-pricing model and the following parameters: (1) 1.62% risk-free discount rate, (2) expected volatility of 204.53%, (3) $0 expected dividends, and (4) an expected term of 5 years based on term of warrant.

The following is a summary of stock option and warrant activities for the two years ended October 31, 2013:

	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, October 31, 2011	3,404,015	1.43	6.75	8,751,380
Granted	39,620,470	0.46	-	-
Exercised	(494,627)	0.19	-	-
Forfeited	(17,600,383)	0.39	-	-
Outstanding, October 31, 2012	24,929,475	0.45	6.12	12,947,130
Granted	3,137,500	0.59	-	-
Forfeited	(3,487,500)	0.51	-	-
Outstanding October 31, 2013	24,579,475	0.30	7.77	-
Exercisable, October 31, 2013	18,144,538	0.44	-	-

The Company recorded option and warrant expense of $2,566,041 and $8,108,860 for the options and warrants vested during the years ended October 31, 2013 and 2012, respectively.

The following is a summary of outstanding stock options and warrants at October 31, 2013:

Number of Common Stock Equivalents Options/Warrants	Expiration Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Average Remaining Contracted Life (Years)
208,335	01/21/2015	1.22	$0.50	0.0104
420,681	06/27/2016	2.66	$0.75	0.0455
62,499	10/31/2016	3.00	$0.50	0.0076
250,000	11/01/2016	3.01	$0.51	0.0306
300,000	04/17/2017	3.46	$0.51	0.0423
300,000	08/21/2017	3.81	$1.00	0.0465
200,000	01/06/2018	4.19	$1.50	0.0341
200,000	02/28/2018	4.33	$0.25	0.0352
500,000	05/02/2018	4.50	$1.50	0.0916
3,325,170	05/31/2018	4.58	$0.20	0.6201
25,000	09/05/2018	4.85	$0.51	0.0049
187,790	09/20/2018	4.89	$0.19	0.0374
1,000,000	10/16/2018	4.96	$0.25	0.2019
250,000	10/31/2018	5.00	$0.51	0.0509
11,750,000	12/01/2018	5.09	$0.50	2.4321
125,000	01/01/2019	5.17	$0.51	0.0263
3,000,000	04/30/2019	5.50	$0.51	0.6711
25,000	07/01/2019	5.67	$0.51	0.0058
1,000,000	04/30/2020	6.50	$1.00	0.2645
25,000	05/05/2020	6.52	$0.51	0.0066
1,100,000	05/06/2020	6.52	$0.50	0.2917
25,000	05/31/2020	6.59	$0.51	0.0067
300,000	12/05/2026	13.10	$0.51	0.1599
24,579,475				5.1237

All options and warrants issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at October 31, 2013 and 2012 was $2,892,962 and $5,762,442, respectively.

NOTE 15 – NONMONETARY TRANSACTION

During the year ended October 31, 2013, the Company exchanged Samy subscription services for advertising. Barter transactions are recorded at the estimated fair value of the product or service received or the estimated fair value of the service surrendered, whichever is more readily determinable. The Company would otherwise have paid cash for such advertising. For the year ended October 31, 2013, revenues and advertising expenses of $413,121 recorded were related to the barter arrangements.

NOTE 16 – CONCENTRATION

A substantial portion of the Company revenues were related to three customers (76%) in fiscal year 2013 totaling $1,408,624 and two customers  in 2012 totaling $418,000.  As of October 31, 2013 and 2012, amounts due from these customers included in accounts receivable, both current and non- current was $829,541 and $0, respectively. The loss of one of these significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

NOTE 17 – SUBSEQUENT EVENTS

Legal Proceedings

Majid Abai and the Abai Group, Inc v. MobileBits Holding Corporation

On November 5, 2013, Majid Abai and the Abai Group, Inc. “Plaintiffs” served the Company with a summons and a complaint alleging claims for breach of his employment agreements.  Plaintiffs seek to recover the sum of approximately $225,689 plus attorney fees, cost and prejudgment interest.  On December 5, 2013, the Company filed a motion to dismiss the complaint.  The hearing of the demurrer is scheduled for July 24, 2014.

LOPAR, LLC; Michael Zeto and David Rippetoe v. Mobilebits Holding Corporation

On September 30, 2013, LOPAR, LLC (“LOPAR”), Michael Zeto (“Zeto”) and David Rippetoe (“Rippetoe”)(collectively the “Proximus Plaintiffs”) filed an action with the Superior court of Fulton County, Georgia (the “Georgia Court”), C.A. File No. 2013-CV-237131 (the “Civil Action”).

On December 5, 2013 and upon prior motion of the Plaintiffs, the Court in the Civil Action entered a Default Judgment against the Company: (i) directing it and its officers, agents, directors and all others acting in concert and participation with the Company to take all steps necessary to issue and effectuate the delivery of the following shares of Mobile bits stock within fourteen days from the date of entry of the Default Judgment: (a) 13,878,307 shares to LOPAR; (b) 3,064,805 shares to Zeto; and (c) 2,402,568 to Rippetoe; (ii) granting Plaintiffs jointly and severally, a monetary judgment of $44,470 in reasonable attorney's fees and expenses; and (iii) casting the costs of the Civil Action on the Company. The Company has filed motions opposing the Default Judgment in the Superior Court and has also filed a Notice of Appeal on the Default Judgment to the Georgia Court of Appeals.

Aixum Tec AG bankruptcy filing

On December 17, 2013, Aixum filed for bankruptcy in Liechtenstein.  Creditors have until February 10, 2014 to make a payment of 15,000 CHF (Approximately 16,690 USD) to file their claim with the court and have a receiver appointed to distribute any remaining net assets.  As of February 6, 2014, we are awaiting a final decision from the court.

Sales of Common Stock

During the period from November 1, 2013 to February 6, 2014, the Company sold 9,951,000 shares of common stock for total cash proceeds of $690,400. These shares have not been issued as of January 31, 2014. The Company also issued 1,246,000 common shares for cash proceeds of $199,000 received in the prior period. The $184,000 of cash proceeds were included in stock payable as of October 31, 2013.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our chief executive officer and chief financial officer have determined and concluded that, as of October 31, 2013, the Company’s internal control over financial reporting was not effective.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include lack of segregation of duties and a lack of adequate documentation of our system of internal control.

To address these weaknesses, management hired a full time Chief Financial Officer who is familiar with the Public Company reporting rules and has established an Audit Committee. Due to the Company’s small number of employees the lack of segregation of duties continues to exist.  The Company during fiscal year 2013 has continued the process of documenting the system of internal control.

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

Name	Age		Position Since

Walter Kostiuk	47	President, Chief Strategy Officer, Director (Chairman)	March 2009
James Burk	61	Chief Financial Officer	May 2012
Matthew Mountain	40	Director	December 2011
Ian Lambert	68	Director	December 2011
Greg Goldberg	51	Director	April 2012
Glenda Glover	51	Director	April 2012

Walter Kostiuk, President, Chief Strategy Officer, and Chairman of the Board of Directors

Mr. Kostiuk has been our President, Chief Strategy Officer and Chairman of the Board of Director since December 2011.  From January 2010 to November 2011, Mr. Kostiuk served as our Chief Executive Officer and sole Director. From March 2009 to January 2010, Mr. Kostiuk served as Chief Executive Officer and sole Director of MobileBits Corporation, our wholly-owned subsidiary.  From 2007 to 2008, Mr. Kostiuk held an executive leadership role at Expert System SpA, where he was directly responsible for the mobile enterprise search strategy and business.  From 2005 to 2007, Mr. Kostiuk was the Vice President of Global Business Development at AskMeNow, a provider of a human-based mobile question & answer search solutions. From 1999 to 2005 Mr. Kostiuk held a senior leadership position at Research In Motion, makers of the BlackBerry smartphones.

Qualifications: Mr. Kostiuk brings 17 years of experience in the wireless, web and mobile applications industries; participating in both high growth and early-stage technology companies. He has founded both venture capital & investment banker backed companies as well as participated in very high growth mobile technology companies.

James Burk, Chief Financial Officer

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

Ian Lambert, Director

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

Matthew Mountain, Director

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

Greg Goldberg, Director

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

Glenda Glover, Director

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

Committees and Procedures

The registrant has standing Audit, Nominating and Compensation Committees of the Board of Directors. We have not formed a corporate governance committee as of the filing of this Annual Report. However, we intend to implement a comprehensive corporate governance program, including establishing a Corporate Governance Committee. The Company adopted a Code of Ethics policy in December 2012. In reviewing nominations, some members of the Board are not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to Section 6(a) of the Act (15 U.S.C. 78f(a).  We have no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders. The Board considers candidates recommended by security holders, and by security holders in submitting such recommendations. There are no specific, minimum qualifications that the Board of Directors believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background. The Board’s  process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the Board evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

The Compensation Committee, with three independent members, is responsible for the approval and implementation of the Company’s compensation plans and benefit programs.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as “reporting persons”), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other MobileBits equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended October 31, 2013, all reporting persons have complied with all applicable Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended October 31, 2013 and 2012 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO), Chief Operating Officer and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLES
	Annual Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Compensation ($)

Walter Kostiuk(1)	2013		$160,217		$12,527
Walter Kostiuk(1)	2012		$192,500	-	$10,536

Majid Abai(2)	2013	$
Majid Abai(2)	2012		$271,689		7,211

Andrew Marshall(3)	2013		$91,674
Andrew Marshall(3)	2012		$15,833

James Burk(4)	2013		$126,173		$12,737
James Burk(4)	2012		$95,000		$2,003

(1)
Chief Executive Officer and Chief Financial Officer as of October 31, 2011. Mr. Kostiuk resigned from his position as CEO on the closing of the Merger which took place on December 6, 2011 and was reinstated as CEO upon the resignation of Mr. Abai on August 1, 2012.  Mr. Kostiuk resigned from his position as CFO upon the hiring of Mr. Burk on May 1, 2012.

(2)	Mr. Abai resigned as CEO on August 1, 2012. Salary includes severance benefits of $115,173 and earned vacation paid on termination of $18,577.

(3)	Mr. Marshall was appointed COO on October 1, 2012 and resigned on May 15, 2013.

(4)	Mr. Burk was hired as CFO on May 1, 2012.

LONG-TERM COMPENSATION TABLE

		Long-Term Compensation
Name and Principal Position	Year	Awards Restricted Award(s)($)	Stock Securities Underlying Options/ SARs(#)		Payouts LTIP Payouts ($)	All Other Compensation ($)
Walter Kostiuk(1)	2013	-0-		$1,004,793	-0-	-0-
Walter Kostiuk(1)	2012	-0-		$2,849,483	-0-	-0-

Majid Abai(2)	2012	-0-	$		-0-	-0-

Andrew Marshall(3)	2013	-0-		$89,580	-0-	-0-
Andrew Marshall(3)	2012	-0-		17,258	-0-	-0-

James Burk(4)	2013	-0-		$165,556	-0-	-0-
James Burk(4)	2012	-0-		82,788	-0-	-0-

(1)
Chief Executive Officer and Chief Financial Officer as of October 31, 2011. Mr. Kostiuk resigned from his position as CEO on the closing of the Merger which took place on December 6, 2011 and was reinstated as CEO upon the resignation of Mr. Abai on August 1, 2012.  Mr. Kostiuk resigned from his position as CFO upon the hiring of Mr. Burk on May 1, 2012. Unvested options of Walter Kostiuk are 2,437,500.

(2)	Mr. Abai resigned as CEO on August 1, 2012.
(3)	Mr. Marshall was appointed COO on October 1, 2012 and resigned on May 15, 2013. As of October 31, 2013 his 1,250,000 of options were forfeited.
(4)	Mr. Burk was hired as CFO on May 1, 2012. Unvested options of James Burk are 1,000,000.

Option/ SAR Exercises

None of our directors or executive officers exercised any stock options or stock appreciation rights during the fiscal year ended October 31, 2013.  Mr. Walter Kostiuk holds 10,750,000 unexercised stock options held as of such date.

Long-Term Incentive Plan Awards

The Company has no long-term incentive plans.

Compensation of Directors

Director Agreements with Majid Abai and Walter Kostiuk (employee directors)

On December 7, 2011, Walter Kostiuk entered into a Director Agreement with the Company, and its two wholly-owned subsidiaries, Pringo and MobileBits Corporation. Pursuant to the Director Agreement Mr. Kostiuk agreed to act as a director of the Company, and its subsidiaries. Pursuant to the Director Agreements, the Company agreed to indemnify Mr. Kostiuk to the fullest extent that would be permitted by law or by the organizational documents of the Company for certain liabilities arising by reason of his directorship with the Company, excluding liabilities resulted from fraud, gross negligence or willful misconduct of Mr. Kostiuk. Mr. Kostiuk is also subject to a non-disclosure covenant and a non-solicitation covenant.

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

Pursuant to the Director Agreements, Mr. Mountain, and Mr. Lambert is each entitled to receive an option to purchase a total of 150,000 shares of common stock of the Company at an exercise price of $0.51 per share for the Director’s services rendered hereunder for all three entities, subject to the vesting schedule provided in the Director Agreements. In October 2013, the Board agreed to issue Mr. Mountain and Mr. Lambert 250,000 options of the Company’s common stock at an exercise price of $0.25, vested immediately, for their continuing service as board members. Each of the three directors is also entitled to receive $300 for each Board meeting he attended in person and $150 for each Board meeting he remotely attended. During the directorship term, the Company shall reimburse the directors for all reasonable out-of-pocket expenses incurred by the directors in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

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

Pursuant to the Director Agreements, Ms. Glover and Mr. Goldberg is each entitled to receive an option to purchase a total of 150,000 shares of common stock of the Company at an exercise price of $0.51 per share for the Director’s services rendered hereunder for all three entities, subject to the vesting schedule provided in the Director Agreements. In October 2013, the Board agreed to issue Ms. Glover and Mr. Goldberg 250,000 options of the Company’s common stock at an exercise price of $0.25, vested immediately, for their continuing service as board members.  Each of the four directors is also entitled to receive $300 for each Board meeting he attended in person and $150 for each Board meeting he remotely attended. During the directorship term, the Company shall reimburse the directors for all reasonable out-of-pocket expenses incurred by the directors in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

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
  c) Increase to $400,000 30 days after the closing of an offering or offerings to investors of equity securities of the Company with a combined aggregate value of at least $10,000,000 since June 24, 2011 at a per share price of no less than $0.51; and
  d) Increase by a minimum of 5% annually. Mr. Kostiuk and the Company have not yet implemented the minimum salary increase.

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

A. The following table lists, as of January 28, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 75,652,709 shares of our common stock issued and outstanding as of January 28, 2014.  Unless otherwise indicated, the address of each person listed is c/o MobileBits Holdings Corporation, 5901 N. Honore Ave, Suite 110, Sarasota, Florida 34243.

Title of Class	Name, Address Of Beneficial Owner And Position(1)	Shares Of Common Stock	Percent Of Class(2)
Common	Walter Kostiuk, Chief Financial Officer, Director	21,416,664	28.3%
Common	Farid Moradi (3)(4)	12,470,159	16.5%
Common	Harvard Young, Chief Technology Officer (4)	9,355,087	12.4%
Common	Nouriel Yazdinian (4)(5)	5,483,808	7.2%
Common	Greg Goldberg (6)	1,500,000	2.0%
Common	James Burk	700,000	0.9%
Common	Ian Lambert	591,667	0.8%
Common	Glenda Glover	400,000	0.5%
Common	Matthew Mountain	400,000	0.5%
	All directors and officers as a group (4 persons) (4)	34,778,028	46.0%

(1)	Unless otherwise indicated, each person named in the above-described table has the sole voting and investment power with respect to his shares of the Common Stock beneficially owned.

(2)
Unless otherwise provided, the calculation of percentage ownership is based on 75,652,709 shares of our common stock issued and outstanding as of January 31, 2014, any shares of the Common Stock which are not outstanding as of such date but are subject to options, warrants, or rights of conversion exercisable within 60 days of February 5, 2012 shall be deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but shall not be deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

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

(5)	Based on a Form 3 filed by Mr. Yazdinian (8950 West Olympic Boulevard, Suite 126, Beverly Hills, CA 90211) on December 22, 2011.

(6)	Includes 1,100,000 shares of common stock owned by his wife Mary Goldberg.

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

Transactions with Related Persons.

As of October 31, 2013, the Company had outstanding payables to related parties of the Company in the amount of $616,499. $228,000 was owed to The Abai Group, Inc. for the services performed and Majid Abai $350 for accrued interest; $164,381 was owed to Walter Kostiuk primarily for commissions on sale of the Company’s common stock and unpaid salary and $223,768 was owed to Andrew Marshall for unpaid salary and expenses. During the year ended October 31, 2013, the Company paid Walter Kostiuk $25,000 related to a Market Capitalization Bonus pursuant to his employment agreement. In January 2013, the Company engaged Andrea Kostiuk, wife of Walter Kostiuk, as an independent contractor to provide marketing support services. The contract provides for her to receive $2,240 per month which was increased to $2,800 as of September 1, 2013. For the year ended October 31, 2013, her fees totaled $21,280 and there were no unpaid fees as of October 31, 2013.

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

Annual salary increases by a minimum of 5% annually. Mr. Kostiuk and the Company have not yet implemented the minimum salary increase.

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

The Company has expensed $160,217 in wages and paid $10,527 for health care benefits in connection with Mr. Kostiuk’s employment agreement for the year ended October 31, 2013.

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

The Company has expensed $192,500 in wages and $10,536 in automobile expense and health care benefits in connection with Mr. Kostiuk’s employment agreement for the year ended October 31, 2012.

In January 2013, the Company engaged Andrea Kostiuk, wife of Walter Kostiuk, as an independent contractor to provide marketing support services. The contract provides for her to receive $2,240 per month which was increased to $2,800 as of September 1, 2013. For the year ended October 31, 2013, her fees totaled $21,280 and there were no unpaid fees as of October 31, 2013.

Previously, the Company entered into a marketing and consulting agreement with Andrea Kostiuk (“Ms. Kostiuk”).  The agreement is renewable annually and was renewed on April 1, 2010.  Under the terms of the agreement, Ms. Kostiuk will be paid $7,000 per month and is entitled to receive an annual bonus of $36,000 for meeting corporate objectives as determined by the Company.

As of May 1, 2011, the Company converted its consulting agreement with Ms. Kostiuk to an employment agreement. In conjunction with the agreement, Ms. Kostiuk was issued options that consist of the right to purchase 250,000 shares of the Company’s common stock. The right to purchase such stock is nontransferable and vests in equal thirds on each one year anniversary of the grant date over a three year period commencing on the May 1, 2011. The options shall have a term of 10 years and the exercise price of the options is $0.51 per common share. The options had a fair value of $254,601, of which $42,434 was expensed during the year ended October 31, 2012. The options were forfeited as of October 31, 2012 related to Ms. Kostiuk’s termination. The option was valued using the Black-Scholes option-pricing model and the following parameters: (1) 3.31% risk-free discount rate, (2) expected volatility of 190.11%, (3) $0 expected dividends, (4) an expected term of 10 years based on term of the option, and (5) a stock price on the measurement date of $1.02.

On June 14, 2011, the Company issued options that consist of the right to purchase 250,000 shares of the Company’s common stock to Ms. Kostiuk for her services to the Company.  The right to purchase such stock is nontransferable and vests in equal thirds with the first third vested on June 14, 2011, the second third on November 1, 2011, and the third on November 1, 2012.  The options shall have a term of 5.39 years and the exercise price of the options is $0.51 per common share.  The options had a fair value of $242,942, of $95,704 was expensed during the year ended October 31, 2012.  The options were forfeited as of October 31, 2012 related to Ms. Kostiuk’s termination. The option was valued using the Black-Scholes option-pricing model and the following parameters: (1) 1.70% risk-free discount rate, (2) expected volatility of 215.68%, (3) $0 expected dividends, (4) an expected term of 5.39 years based on term of the option, and (5) a stock price on the measurement date of $0.98.

The Officers and Directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Parents of Issuer. The Company has no parents.

Promoters and Control Persons. The Company has not had a promoter at any time since inception.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have 4 independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
The aggregate fees billed by our independent auditors, GBH CPAs, PC, for professional services rendered for the audit of our annual financial statements included for the years ended October 31, 2013 and 2012 were $88,700 and $102,687, respectively.

Audit-Related Fees
For the years ended October 31, 2013 and 2012, there were no fees billed for assurance and related services by our auditor relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

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

14.1	Code of Ethics
21.1	Subsidiaries of the registrant. †
31.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101	Interactive Data File (Form 10-K for the quarterly period ended October 31, 2013 (furnished in XBRL). †
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† Filed herein.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILEBITS HOLDINGS CORPORATION

Date: February 7, 2014	By:	/s/ Walter Kostiuk
Walter Kostiuk, Chairman of the Board, President (Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 7, 2014, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ Walter Kostiuk	Chairman of the Board and President
Walter Kostiuk

/s/ James Burk	Chief Financial Officer
James Burk

/s/ Glenda Glover	Director
Glenda Glover

/s/ Ian Lambert	Director
Ian Lambert

/s/ Matthew Mountain	Director
Matthew Mountain

/s/ Greg Goldberg	Director
Greg Goldberg