Form 10-Q
period 2014-01-31
MobileBits Holdings Corp
filed 2014-03-17
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

(941) 610-7269
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of March 17, 2014, the Company had 77,337,709 shares of common stock issued and outstanding.

MobileBits Holdings Corporation
FORM 10-Q
For period ended January 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MobileBits Holdings Corporation
Consolidated Financial Statements
January 31, 2014
(Unaudited)

MobileBits Holdings Corporation
Consolidated Balance Sheets
(Unaudited)

	January 31,	October 31,
	2014	2013
ASSETS
Current assets:
Cash	$150,352	$-
Accounts receivable, net of allowance for doubtful accounts and discounts	587,098	608,850
Prepaid expenses and other current assets	47,753	44,507
Total current assets	785,203	653,357

Property and equipment, net of accumulated depreciation	35,937	41,419
Software development costs, net of accumulated amortization	493,133	476,112
Accounts receivable non-current, net of discounts	300,912	287,985
Intangible assets, net of accumulated amortization	5,731,655	6,277,586
Goodwill	1,382,858	1,383,193

TOTAL ASSETS	$8,729,698	$9,119,652

Current liabilities:
Accounts payable and accrued expenses	$981,665	$743,027
Accounts payable and accrued expenses – related parties	388,173	616,498
Stock payable	4,800,400	4,309,000
Note payable – related parties	67,208	65,758
Deferred revenues	753	5,513
Total current liabilities	6,238,199	5,739,796

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $0.001 par value; 250,000,000 shares authorized; 75,762,709 and 74,406,709 issued and outstanding, respectively	75,653	74,407
Additional paid-in capital	41,521,404	40,845,162
Accumulated deficit	(39,100,790)	(37,535,025
Accumulated other comprehensive (loss)	(4,768)	(4,688)
Total stockholders' equity	2,491,499	3,379,856

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,729,698	$9,119,652

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Operations and Other Comprehensive (Loss)
(Unaudited)

	For the Three Months Ended January 31,
	2014	2013

REVENUES
Franchise license revenue	$-	$50,000
Samy subscription revenue	243,803	22,530
Pringo contract revenue	86,133	85,449
Total revenues	329,936	157,979

COST OF REVENUES	26,385	25,629

GROSS PROFIT	303,551	132,350

OPERATING EXPENSES:
General and administrative	1,238,413	1,596,678
Depreciation and amortization	637,579	468,028
Total operating expenses	1,875,992	2,064,706

LOSS FROM OPERATIONS	(1,572,441)	(1,932,356)

Unrealized foreign currency exchange gain	70	11,089
Interest income (expense), net	6,605	(3,110)

NET LOSS	(1,565,765)	(1,924,377)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	(80)	10,627
TOTAL COMPREHENSIVE LOSS	$(1,565,845)	$(1,913,750)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding during the period - basic and diluted	75,520,973	65,546,905

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended January 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,565,765)	$(1,924,377)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad debt expense	2,642	165
Stock-based compensation	478,488	759,913
Depreciation and amortization	637,579	468,028
Unrealized gain on foreign currency exchange	(70)	(11,089)
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,183	799
(Increase) decrease in prepaid expenses and other current assets	(3,246)	4,733
Increase (decrease) in accounts payable and accrued expenses	238,638	(35,368)
(Decrease) in accounts payable and accrued expenses – related parties	(228,325)	(10,282)
Increase (decrease) in deferred revenues	(4,761)	(8,837)
Net cash used in operating activities	(438,636)	(756,315)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs incurred	(102,827)	(102,082)
Purchase of property and equipment	-	(5,000)
Net cash used in investing activities	(102,827)	(107,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,450	7,250
Proceeds from issuances of common stock, net of offering costs	690,400	777,000
Net cash provided by financing activities	691,850	784,250

Effect of foreign currency translations	(35)	12,369

Net increase (decrease) in cash	150,352	(66,778)
Cash at beginning of period		122,428
Cash at end of period	$150,352	$55,650

Cash paid for:
Interest	$2,258	$904
Income tax	-	-

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of MobileBits Holdings Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In management's opinion, all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended January 31, 2014 are not necessarily indicative of results for the full fiscal year.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended October 31, 2013.

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

Significant estimates made by the Company in 2014 and 2013 included: 1)  100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses; 2) inputs used in its option-pricing model to calculate the Company share-based compensation arrangements; 3) allowance estimated for doubtful accounts; 4) assumptions used in the valuation models to calculate the fair values of assets acquired and liabilities assumed under acquisitions; and 5) assumptions used in the projections and discounted cash flows analysis to assess the value of goodwill.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACQUISITIONS

Acquisition of MBPM from Proximus Mobility, LLC

On May 2, 2013, the Company and Proximus Mobility, LLC (“Proximus”) formed a Delaware limited liability company named MBPM, LLC (“MBPM”).  Pursuant to the operating agreement entered between the parties, the Company initially has a 51% ownership interest in MBPM, and Proximus has a 49% ownership in MBPM.  In connection with the formation of MBPM, the Company contributed certain goodwill and management services to MBPM and Proximus contributed all of its assets to the joint venture. On May 2, 2013, the Company entered into Equity Exchange Agreements with the members of Proximus, pursuant to which the members of Proximus agreed to within a two year period to exchange their membership units in Proximus for shares of the Company’s common stock, valued up to $3,000,000, pursuant to the terms and conditions of the Equity Exchange Agreement.  See Footnote 10 for a discussion of the default judgment in connection with this transaction.

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

Cash and Cash Equivalents

We consider short term, highly liquid investments that have an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”). At January 31, 2014, the Company had cash balance of $150,352 which was insured. At October 31, 2013, the Company had a negative cash balance of $11,863 which has been reclassified to accounts payable.

Accounts Receivable and Allowance for Bad Debt

Accounts receivable are determined during the period based upon invoices and credits issued and reduced by cash collections.  Amounts not due within a one year period are recorded as account receivable non-current, net of any discount.  As of January 31, 2014, accounts receivable non-current was $300,912, net of a discount of $32,422.

The allowance for doubtful accounts is based on the Company’s past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowance for doubtful accounts is determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At January 31, 2014 and 2013, the allowance for doubtful accounts totaled $121,836 and $119,194, respectively. For the three months ended January 31, 2014 and 2013, the Company recorded bad debt expense of $2,642 and $165, respectively.

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

Intangible Assets

Intangible assets consist of expenditures for a domain name, the value of trade name, customer relationships, and software, which was recorded at the fair value on the acquisition dates of Aixum and Pringo as well as the value of customer relationships which was initially recorded on the acquisitions dates of Proximus and ValuText . The domain name has an estimated indefinite life, is not subject to amortization, but is reviewed annually for impairment. The identifiable intangibles are amortized over their useful lives of 3 to 10 years and are reviewed annually for impairment.

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

The Company has adopted ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of January 31, 2014 and January 31, 2013, the Company had not recorded any tax benefits from uncertain tax positions.

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

Earnings (Loss) per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. As of January 31, 2014 and 2013, there were 24,554,475 units and 24,904,475 units of stock options outstanding, respectively.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations. The Company has a net loss of $1,565,765, a working capital deficit of $5,452,996 and net cash used in operations of $438,636 for the three months ended January 31, 2014; and an accumulated deficit of $39,100,790 at January 31, 2014. In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 4 – ACQUISITIONS

Acquisition of MBPM from Proximus Mobility, LLC

On May 2, 2013, the Company and Proximus Mobility, LLC (“Proximus”) formed a Delaware limited liability company named MBPM, LLC (“MBPM”).  Pursuant to the operating agreement entered between the parties, the Company initially has a 51% ownership interest in MBPM, and Proximus has a 49% ownership in MBPM.  In connection with the formation of MBPM, the Company contributed certain goodwill and management services to MBPM and Proximus contributed all of its assets to the joint venture. On May 2, 2013, the Company entered into Equity Exchange Agreements with the members of Proximus, pursuant to which the members of Proximus agreed to within a two year period to exchange their membership units in Proximus for shares of the Company’s common stock, valued up to $3,000,000, pursuant to the terms and conditions of the Equity Exchange Agreement. See Footnote 10 for a discussion of the default judgment in connection with this transaction.

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

NOTE 5 – PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment at January 31, 2014 and October 31, 2013:

	Estimated	January 31,	October 31,
	Useful Lives	2014	2013
Furniture and fixtures	5	$8,481	$8,481
Equipment	5	22,090	22,090
Website and database	3-5	56,602	56,602
Effect of exchange rate changes		(536)	(536)
Subtotal		86,637	86,637
Less: accumulated depreciation		(50,700)	(45,218)
Property and equipment, net		$35,937	$41,419

For the three months ended January 31, 2014 and 2013, total depreciation expense was $5,482 and $6,662, respectively.

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

The following is a summary of the Company’s software development costs at January 31, 2014 and October 31, 2013:

	January 31,	October 31,
	2014	2013
Software development costs incurred	$780,405	$677,577
Effect of exchange rate changes	14,938	14,934
Subtotal	795,343	692,491
Less: accumulated amortization	(302,210)	(216,379)
Software development costs, net	$493,133	$476,112

For the three months ended January 31, 2014 and 2013, total amortization expense was $85,831 and $26,061, respectively.

NOTE 7 – INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets at January 31, 2014 and October 31, 2013:

	Estimated Useful Lives	January 31, 2014	October 31, 2013
Domain name	Indefinite	$20,100	$20,100
Developed technology – software	3	3,780,000	3,780,000
Customer relationships	5	3,920,335	3,920,000
Trade name	10	1,410,000	1,410,000
Subtotal		9,130,435	9,130,100
Less: accumulated amortization		(3,398,780)	(2,852,514)
Intangible assets, net		$5,731,655	$6,277,586

For the three months ended January 31, 2014 and 2013, the Company recognized amortization expense of $546,266  and $435,305, respectively.

NOTE 8 – NOTES PAYABLE – RELATED PARTY

The Company assumed a related party promissory note in the amount of $110,000 in the Pringo Merger, accruing interest at 10% per annum. On February 1, 2012, the note was extended through June 30, 2012 with the full balance of the $110,000 was to be repaid by June 30, 2012.  The balance on the note as of January 31, 2014 and accrued interest was $58,000 and $9,208, respectively. This note is currently in default.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of January 31, 2014, the Company had outstanding payables to related parties of the Company in the amount of $388,173. $164,381 was owed to Walter Kostiuk primarily for commissions related to a prior employment agreement and unpaid salary and $223,792 was owed to Andrew Marshall, who resigned as COO on May 15, 2013, for unpaid salary and expenses, of which $119,462 was accrued prior to the acquisition of Aixum. In January 2013, the Company engaged Andrea Kostiuk, wife of Walter Kostiuk, as an independent contractor to provide marketing support services.  The contract provides for her to receive $2,800 per month.  For the three months ended January 31, 2014, her fees totaled $8,400 and there were no unpaid fees as of January 31, 2014.

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

On April 22, 2013, the Company executed a final settlement agreement with Majid Abai that dismissed the above action, released the Company from all claims and obligated the Company to pay Mr. Abai $25,964. Of this amount, $5,964 was paid on April 24, 2013 and the remaining $20,000 is payable on the earlier of receipt of the $200,000 owed the Company on an existing investment agreement or $5,000 on the first of each month beginning on June 1, 2013 with a final payment due on September 1, 2013. Beginning May 7, 2013 interest accrued on the unpaid balance at 10% per annum until the amount owed is paid in full. As of January 31, 2014 and October 31, 2013, the outstanding amount owed is $350 of accrued interest.

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

On December 5, 2013 and upon prior motion of the Proximus Plaintiffs, the Court in the Civil Action entered a Default Judgment against the Company: (i) directing it and its officers, agents, directors and all others acting in concert and participation with the Company to take all steps necessary to issue and effectuate the delivery of the following shares of Mobile bits stock within fourteen days from the date of entry of the Default Judgment: (a) 13,878,307 shares to LOPAR; (b) 3,064,805 shares to Zeto; and (c) 2,402,568 to Rippetoe; (ii) granting Proximus Plaintiffs jointly and severally, a monetary judgment of $44,470 in reasonable attorney's fees and expenses; and (iii) casting the costs of the Civil Action on the Company. The Company has filed motions opposing the Default Judgment in the Superior Court and has also filed a Notice of Appeal on the Default Judgment to the Georgia Court of Appeals. Subsequently, the Proximus Plaintiffs have filed a Supersedeas Bond Motion seeking an order requiring the Company to post a supersedeas bond with respect to the monetary portion of the Default Judgment and a Contempt Motion seeking a judicial finding against the Company for non-delivery of the Company’s common stock shares as ordered by the Default Judgment.

Bit By Bit Mobile LLC (“BBBM”), Bit By Bit Holdings LLC (“BBBH”), G Fley Investments LLC (“G Fley”) and SBV Holdings LLC v. MobileBits Holdings Corporation

On January 31, 2014, Bit By Bit Mobile LLC (“BBBM”), Bit By Bit Holdings LLC (“BBBH”), G Fley Investments LLC (“G Fley”) and SBV Holdings LLC (“SBV”) (collectively the “Plaintiffs”) filed an action with the District Court of Eastern New York (the “New York Court”), C.A File No. 2014-CV-00678 (the “Civil Action”).

The action against the Company alleges breach of certain contracts, unjust enrichment, fraud, misappropriation/conversion and breach of fiduciary duty. Plaintiffs seek to recover unspecified damages punitive damages, attorneys’ fees, other costs as well as ownership and title of intellectual property. The Company believes the action has no merit and has filed an answer to the complaint contesting the allegations as well as countersuing the plaintiffs for unpaid amounts owing the Company.

NOTE 11 – STOCK PAYABLE

As of January 31, 2014, stock payable of $4,800,400 consisted of the following:

$3,000,000 related to the acquisition of Proximus:

In connection with the acquisition of Proximus Mobility, LLC, there is a current disagreement over the number of shares to be issued for the $3,000,000 purchase of the underlying assets.  The Company believes that the total shares to be issued is 12,000,000 of which 6,000,000 is based on reaching certain milestones outlined in the agreement. No shares have been issued and the full $3,000,000 has been recorded as stock payable as of January 31, 2014.

$1,800,400 related to proceeds received from sale of Company’s common stock as follows:

•
MRL Trade S.r.l. (“MRL”) signed a Share Purchase Agreement (“Agreement”) on December 4, 2012 to purchase 2,200,000 shares of MobileBits common stock at $0.50 per share for a total investment of $1,100,000. The initial payment of $550,000 was to be made within 10 days from receipt of the signed Agreement which was December 24, 2012 and the remaining $550,000 was to be made within 60 days of the initial payment. As of January 31, 2014, $1,100,000 has been received but the share certificates had not been issued as of January 31, 2014.

•	Also, during the three month period ended January 31, 2014, the Company received $550,400 from private investors, for which the stock certificates had not been issued as of January 31, 2014.

•	The Company received $150,000 from a private investor in the year ended October 31, 2013, for which the stock certificates had not been issued as of January 31, 2014.

As of October 31, 2013, the Company had a stock payable balance of $4,309,000. The share certificates of 1,246,000 common shares were issued as of January 31, 2014 representing $199,000 of the stock payable balance.

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company recorded amortization of stock-based compensation of $478,488 for the three months ended January 31, 2014 for options and warrants granted during the three months ended January 31, 2014 and prior to October 31, 2013.

During the three months ended January 31, 2014, the Company issued 1,246,000 shares of common stock for $199,000. The proceeds were received by the Company prior to October 31, 2013.

During the three-month period ended January 31, 2013, the Company received $690,400 in funds from investors for which stock certificates had not been issued as of January 31, 2013. Of this amount, MRL invested $140,000 and the remaining $550,400 were funds contributed by private investors.

NOTE 13 – STOCK OPTION AND WARRANT ACTIVITIES

The Company issued 75,000 stock options to employees during the three months ending January 31, 2014. These options vest in 3 years and are exercisable at $0.25 per share in 5 and 7 years. These options were valued at $9,247 on the grant date using the Black-Scholes model with the following assumptions: (1) 1.33% - 1.39% discount rates, (2) expected volatilities of 184.57% - 204.38%, (3) no expected dividends; and (4)  expected terms of 5 and 7 years.

The following is a summary of stock option and warrant activities for the three months ended January 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, October 31, 2013	24,579,475	$0.30	7.77	$-
Granted	75,000	0.25
Forfeited	(100,000)	0.32
Outstanding, January 31, 2014	24,554,475	$0.51	6.88	$-
Exercisable, January 31, 2014	19,349,866

The Company recorded stock-based compensation expense of $478,488 and $759,913 for the options and warrants vested during the three months ended January 31, 2014 and 2013, respectively.

The following is a summary of outstanding stock options at January 31, 2014:

Number of Common Stock Equivalents Options/Warrants	Expiration Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Average Remaining Contracted Life (Years)
208,335	01/21/2015	0.97	$0.50	0.0083
420,681	06/27/2016	2.41	$0.75	0.0412
62,499	10/31/2016	2.75	$0.50	0.0070
250,000	11/01/2016	2.75	$0.51	0.0280
300,000	04/17/2017	3.21	$0.51	0.0392
300,000	08/21/2017	3.56	$1.00	0.0434
200,000	01/06/2018	3.93	$1.50	0.0320
200,000	02/28/2018	4.08	$0.25	0.0332
500,000	05/22/2018	4.25	$1.50	0.0866
3,250,170	05/31/2018	4.33	$0.19	0.5733
25,000	09/05/2018	4.60	$0.51	0.0047
187,790	09/20/2018	4.64	$0.19	0.0355
1,000,000	10/16/2018	4.71	$0.15	0.1918
250,000	10/31/2018	4.75	$0.51	0.0484
50,000	11/17/2018	4.80	$0.25	0.0098
11,750,000	12/01/2018	4.84	$0.50	2.3140
125,000	01/01/2019	4.92	$0.51	0.0250
3,000,000	04/30/2019	5.25	$0.51	0.6410
25,000	07/01/2019	5.42	$0.51	0.0055
1,000,000	04/30/2020	6.25	$1.00	0.2545
25,000	05/05/2020	6.26	$0.51	0.0064
1,100,000	05/06/2020	6.27	$0.50	0.2807
25,000	11/19/2020	6.81	$0.25	0.0069
300,000	12/05/2026	12.85	$0.51	0.1572
24,554,475				4.8736

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at January 31, 2014 was $2,421,079.

NOTE 14 – NONMONETARY TRANSACTION

During the three months ended January 31, 2014, the Company exchanged Samy subscription services for advertising. Barter transactions are recorded at the estimated fair value of the product or service received or the estimated fair value of the service surrendered, whichever is more readily determinable. The Company would otherwise have paid cash for such advertising. For the three months ended January 31, 2014, revenues and advertising expenses of $199,498 recorded were related to the barter arrangements.

NOTE 15 – CONCENTRATION

A substantial portion of the Company revenues was related to three customers (86%) in the three months ended January 31, 2014 totaling $282,959 and two customers  in the comparable 2013 three-month period totaling $115,400.  As of January 31, 2014 and 2013, amounts due from these customers included in accounts receivable was $12,175 and $50,000, respectively. The loss of one of these significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

NOTE 16 – SUBSEQUENT EVENTS

On December 17, 2013, Aixum filed for bankruptcy in Liechtenstein.  Creditors had until February 17, 2014 to make a payment of 15,000 CHF (Approximately $16,690 USD) to file their claim with the court and have a receiver appointed to distribute any remaining net assets. On March 4, 2014, the Company received notice from the Liechtenstein District Court that it dismissed the application to begin bankruptcy proceedings and ordered deletion of Aixum from the Liechtenstein Public Register.

The Company has received cash proceeds of $125,000 subsequent to January 31, 2014 for 1,100,000 shares of common stock.  Shares related to these proceeds have not been issued as of March 17, 2014. The Company also issued 2,931,000 common shares for cash proceeds of $1,215,400 received prior to November 1, 2013.

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

Plan of Operation

MobileBits Holdings Corporation (“MobileBits”, “MB”, or the “Company”) was incorporated in the State of Nevada on July 22, 2008.   MobileBits is a globally focused direct mobile marketing and engagement software supplier helping drive consumer purchases into the bricks and mortar stores. The Company offers consumer retail businesses a mobile marketing and loyalty network solution called SAMY that provides enterprise software tools to merchants and retailers brands. SAMY enables any merchant the ability to create and manage mobile campaigns, deals, offers, loyalty/rewards, social media and commerce to a subscribed consumer through their mobile devices resulting in increased in-store purchases at the brick and mortar store locations and continued engagement when the consumer is away from the physical store.

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

Results of Operation

Three Months Ended January 31, 2014 compared to the Three Months Ended January 31, 2013

Revenues

Revenues were $329,936 for the three months ended January 31, 2014 compared to $157,979 for the three months ended January 31, 2013. The increase is primarily due to a $221,273 increase in Samy subscription fees which was partially upset by a decrease in franchise license revenues. In the three-month period ended January 31, 2013, the Company had $50,000 in franchise license fees for the initial set-up of the Russian license. There were no franchise license fee revenues in the comparable 2014 period.

Cost of Revenues

The cost of revenues was $26,385 for the three-months ended January 31, 2014 compared to $25,629 for the three months ended January 31, 2013. The slight increase is due to higher hosting costs during the three months ended January 31, 2014.

Selling, General and Administrative Expenses

Our total selling, general and administrative expenses were $1,238,413 for the three months ended January 31, 2014 compared to $1,596,678 for the three months ended January 31, 2013.  The $358,265 decrease is primarily due to a decrease of $281,425 in stock-based compensation expense, reduced salary and contract labor costs of $264,143, a result of decrease in headcount, offset by a $176,844 increase in advertising and marketing expenses.

Depreciation and Amortization

Depreciation and amortization was $637,579 for the three months ended January 31, 2014 compared to $468,028 for the three months ended January 31, 2013. The $169,551 increase is primarily due to the amortization related to additional intangible assets acquired in the Proximus and ValuText acquisitions in May 2013.

Unrealized foreign currency exchange gains

During the three months ended January 31, 2014, the Company incurred an unrealized foreign exchange gain of $70 compared with $11,089 gain in the comparable three months in 2013, related to transactions of Aixum.

Interest Expense (Income), net

Net interest income was $6,606 for the three months ended January 31, 2014 compared to interest expense $3,110 for the three months ended January 31, 2013. The interest income is related to amortization of the accounts receivable discount related to the long term receivable for the Middle East franchise license fee.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations. The Company has a net loss of $1,565,765; a working capital deficit of $5,452,996; net cash used in operations of $438,636 for the three months ended January 31, 2014; and an accumulated deficit of $39,100,790 at January 31, 2014.  In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash flows from operating activities

Cash used in operating activities for the three months ended January 31, 2014 and 2013 was $438,636 and $756,315, respectively. The change is primarily due to lower salary and contract labor fees.

Cash flows from investing activities

Cash used in investing activities for the three months ended January 31, 2014 and 2013 was $102,827 and $107,082, respectively. The decrease is due primary to the fact that there we no property and equipment expenditures in the three month period ended January 31, 2014 compared with $5,000 spent in the comparable 2013 three-month period.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended January 31, 2014 and 2013 was $691,850 and $784,250, respectively. The cash provided by financing for both periods were primarily due to us completing approximately $690,400 and $777,000 of private placements, respectively. In the three months ended January 31, 2014, the increase in the notes payable was $1,450 compared with $7,250 in the three-month period in 2013.

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

Significant estimates made by the Company in 2014 and 2013 included: 1)  100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses; 2) inputs used in its option-pricing model to calculate the Company share-based compensation arrangements; 3) allowance estimated for doubtful accounts; 4) assumptions used in the valuation models to calculate the fair values of assets acquired and liabilities assumed under acquisitions; and 5) assumptions used in the projections and discounted cash flows analysis to assess the goodwill impairment.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended  (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of the end of the period covered, that such that the information required to be disclosed in our “SEC” reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO, as appropriate to allow timely decisions regarding required disclosure. Our CEO and CFO concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures, that as of January 31, 2014, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended October 31, 2013.

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

On April 22, 2013, the Company executed a final settlement agreement with Majid Abai that dismissed the above action, released the Company from all claims and obligated the Company to pay Mr. Abai $25,964. Of this amount, $5,964 was paid on April 24, 2013 and the remaining $20,000 is payable on the earlier of receipt of the $200,000 owed the Company on an existing investment agreement or $5,000 on the first of each month beginning on June 1, 2013 with a final payment due on September 1, 2013. Beginning May, 7, 2013, interest accrued on the unpaid balance at 10% per annum until the amount owed is paid in full. As of January 31, 2014 and October 31, 2013, the outstanding amount owed is $350 of accrued interest.

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

On December 5, 2013 and upon prior motion of the Proximus Plaintiffs, the Court in the Civil Action entered a Default Judgment against the Company: (i) directing it and its officers, agents, directors and all others acting in concert and participation with the Company to take all steps necessary to issue and effectuate the delivery of the following shares of Mobile bits stock within fourteen days from the date of entry of the Default Judgment: (a) 13,878,307 shares to LOPAR; (b) 3,064,805 shares to Zeto; and (c) 2,402,568 to Rippetoe; (ii) granting Proximus Plaintiffs jointly and severally, a monetary judgment of $44,470 in reasonable attorney's fees and expenses; and (iii) casting the costs of the Civil Action on the Company. The Company has filed motions opposing the Default Judgment in the Superior Court and has also filed a Notice of Appeal on the Default Judgment to the Georgia Court of Appeals. Subsequently, the Proximus Plaintiffs have filed a Supersedeas Bond Motion seeking an order requiring the Company to post a supersedeas bond with respect to the monetary portion of the Default Judgment and a Contempt Motion seeking a judicial finding against the Company for non-delivery of the Company’s common stock shares as ordered by the Default Judgment.

Bit By Bit Mobile LLC (“BBBM”), Bit By Bit Holdings LLC (“BBBH”), G Fley Investments LLC (“G Fley”) and SBV Holdings LLC v. MobileBits Holdings Corporation

On January 31, 2014, Bit By Bit Mobile LLC (“BBBM”), Bit By Bit Holdings LLC (“BBBH”), G Fley Investments LLC (“G Fley”) and SBV Holdings LLC (“SBV”) (collectively the “Plaintiffs”) filed an action with the District Court of Eastern New York (the “New York Court”), C.A File No. 2014-CV-00678 (the “Civil Action”).  The action against the Company alleges breach of certain contracts, unjust enrichment, fraud, misappropriation/conversion and breach of fiduciary duty. Plaintiffs seek to recover unspecified damages punitive damages, attorneys’ fees, other costs as well as ownership and title of intellectual property. The Company believes the action has no merit and intends to contest this action as well as countersue for unpaid amounts owing the Company.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended January 31, 2014, the Company issued 9,951,000 shares of its commons stock to investors in exchange for net proceeds of $690,400.

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

MOBILEBITS HOLDINGS CORPORATION

Date: March 17, 2014	By:	/s/ Walter Kostiuk
Walter Kostiuk
President (Duly Authorized Officer and Principal Executive Officer)