Form 10-Q
period 2014-04-30
MobileBits Holdings Corp
filed 2014-06-23
CIK 1448780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

(941) 610-7269
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of June 23, 2014, the Company had 108,094,389 shares of common stock issued and outstanding.

MobileBits Holdings Corporation
FORM 10-Q
For period ended April 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MobileBits Holdings Corporation
Consolidated Financial Statements
April 30, 2014
(Unaudited)

CONTENTS

Page(s)
Consolidated Financial Statements:

Consolidated Balance Sheets - As of April 30, 2014 and October 31, 2013	4

Consolidated Statements of Operations and Comprehensive Loss - For the three and six months ended April 30, 2014 and 2013	5

Consolidated Statements of Cash Flows - For the six months ended April 30, 2014 and 2013	6

Notes to Consolidated Financial Statements	7 - 19

MobileBits Holdings Corporation
Consolidated Balance Sheets
(Unaudited)

	April 30,	October 31,
	2014	2013
ASSETS
Current assets:
Cash	$645,747	$-
Accounts receivable, net of allowance for doubtful accounts and discounts	10,028	608,850
Prepaid expenses and other current assets	52,233	44,507
Total current assets	708,008	653,357

Property and equipment, net of accumulated depreciation	32,237	41,419
Software development costs, net of accumulated amortization	430,609	476,112
Accounts receivable non-current, net of discounts	-	287,985
Intangible assets, net of accumulated amortization	5,185,387	6,277,586
Goodwill	1,382,858	1,383,193

TOTAL ASSETS	$7,739,099	$9,119,652

Current liabilities:
Accounts payable and accrued expenses	$706,487	$743,027
Accounts payable and accrued expenses – related parties	164,381	616,498
Advance from third party	650,000	-
Stock payable	1,225,151	4,309,000
Note payable – related parties	68,658	65,758
Deferred revenues	8,200	5,513
Total current liabilities	2,822,877	5,739,796

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 97,969,389 and 74,406,709 issued and outstanding, respectively	97,970	74,407
Additional paid-in capital	46,831,537	40,845,162
Accumulated deficit	(42,013,285)	(37,535,025)
Accumulated other comprehensive loss	-	(4,688)
Total stockholders' equity	4,916,222	3,379,856

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,739,099	$9,119,652

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

REVENUES
Franchise license revenue	$-	$913,369	$-	$913,369
Samy subscription revenue	208,237	57,547	452,040	80,077
Pringo contract revenue	89,774	118,564	175,907	254,013
Total revenues	298,011	1,089,480	627,947	1,247,459

COST OF REVENUES	30,051	47,350	56,436	72,979

GROSS PROFIT	267,960	1,042,130	571,511	1,174,480

OPERATING EXPENSES:
Selling, general and administrative	2,510,976	1,481,107	3,749,389	3,077,783
Depreciation and amortization	612,337	482,066	1,249,916	950,095
Total operating expenses	3,123,313	1,963,173	4,999,305	4,027,878

LOSS FROM OPERATIONS	(2,855,353)	(921,043)	(4,427,794)	(2,853,398)

OTHER INCOME (EXPENSE):
Realized loss on foreign currency exchange	(65,033)	-	(65,033)	-
Unrealized loss on foreign currency exchange	(70)	(15,759)	-	(4,670)
Interest income (expense), net	7,961	(1,647)	14,567	(4,758)

NET LOSS	$(2,912,495)	$(938,449)	$(4,478,260)	$(2,862,826)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	-	12,817	(4,688)	23,444
TOTAL COMPREHENSIVE LOSS	$(2,912,495)	$(925,632)	$(4,482,948)	$(2,839,382)

Net loss per common share - basic and diluted	$(0.03)	$(0.01)	$(0.06)	$(0.04)

Weighted average number of common shares outstanding during the period - basic and diluted	86,393,577	65,860,031	80,860,985	65,704,586

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended April 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,478,260)	$(2,862,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	874,438	5,681
Write-off of investment in marketable securities	-	222
Loss on disposal of property and equipment	-	1,897
Stock-based compensation	2,010,689	1,523,609
Depreciation and amortization	1,249,916	950,095
Loss on foreign currency exchange	65,033	4,670
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	12,369	(950,656)
(Increase) decrease in prepaid expenses and other current assets	(7,726)	8,987
Increase (decrease) in accounts payable and accrued expenses	(36,540)	157,255
Increase (decrease) in accounts payable and accrued expenses – related parties	(452,117)	16,016
Increase (decrease) in deferred revenues	2,687	(6,666)
Net cash used in operating activities	(759,511)	(1,151,716)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs paid	(165,167)	(231,897)
Payment for equipment and website development	(1,833)	(5,000)
Net cash used in investing activities	(167,000)	(236,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	2,900	8,533
Advance from third party	650,000	-
Proceeds from issuances of common stock, net of offering costs	915,400	1,464,368
Net cash provided by financing activities	1,568,300	1,472,901

Effect of foreign currency translations	3,958	22,608

Net increase in cash	645,747	106,896
Cash at beginning of period	-	122,428
Cash at end of period	$645,747	$229,324

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,497	$904
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued in connection with the Proximus Mobility LLC acquisition	$2,574,849	$-
Common shares issued for stock payable	$-	$122,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of MobileBits Holdings Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In management's opinion, all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended April 30, 2014 are not necessarily indicative of results for the full fiscal year.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACQUISITIONS

Acquisition of MBPM from Proximus Mobility, LLC

On May 2, 2013, the Company and Proximus Mobility, LLC (“Proximus”) formed a Delaware limited liability company named MBPM, LLC (“MBPM”).  Pursuant to the operating agreement entered between the parties, the Company initially has a 51% ownership interest in MBPM, and Proximus has a 49% ownership in MBPM.  In connection with the formation of MBPM, the Company contributed certain goodwill and management services to MBPM and Proximus contributed all of its assets to the joint venture. On May 2, 2013, the Company entered into Equity Exchange Agreements with the members of Proximus, pursuant to which the members of Proximus agreed to within a two year period to exchange their membership units in Proximus for shares of the Company’s common stock, valued up to $3,000,000, pursuant to the terms and conditions of the Equity Exchange Agreement.  See Note 11 for a discussion of the default judgment in connection with this transaction.

Proximus is a location-based proximity marketing software company that provides turnkey, end-to-end hyperlocal geofenced marketing solutions to retailers, hotels, casinos, venues, advertising agencies and small to medium sized businesses.

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

Cash and Cash Equivalents

We consider short term, highly liquid investments that have an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”). A depositor’s accounts held by FDIC-insured institution are insured for balances up to $250,000 per bank. At April 30, 2014, the Company had cash balance of $371,577 in bank accounts that exceeded the limit of FDIC Insurance. At October 31, 2013, the Company had a negative cash balance of $11,863 which has been reclassified to accounts payable.

Accounts Receivable and Allowance for Bad Debt

Accounts receivable are determined during the period based upon invoices and credits issued and reduced by cash collections.  Amounts not due within a one year period are recorded as account receivable non-current, net of any discount.

The allowance for doubtful accounts is based on the Company’s past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowance for doubtful accounts is determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At April 30, 2014 and October 31, 2013, the allowance for doubtful accounts totaled $673,168 and $119,194, respectively. For the six months ended April 30, 2014 and 2013, the Company recorded bad debt expense of $874,438 and $5,681, respectively.

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

Intangible Assets

Intangible assets consist of expenditures for a domain name, the value of trade name, customer relationships, and software, which was recorded at the fair value on the acquisition dates of Aixum and Pringo as well as the value of customer relationships which was initially recorded on the acquisitions dates of Proximus and ValuText. The domain name has an estimated indefinite life, is not subject to amortization, but is reviewed annually for impairment. The identifiable intangibles are amortized over their useful lives of 3 to 10 years and are reviewed annually for impairment.

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

The Company has adopted ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of April 30, 2014 and October 31, 2013, the Company had not recorded any tax benefits from uncertain tax positions.

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

Samy provides digital loyalty and marketing solutions that drives engagement between brick and mortar stores and consumers.  Samy delivers consumer engagement on a Cost-Per-Acquisition (“CPA”) basis with the tools to create, manage and measure mobile commerce through its proprietary mobile CRM software.

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

Earnings (Loss) per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. As of April 30, 2014 and 2013, there were 34,971,142 units and 25,104,475 units of stock options and warrants outstanding, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Management is currently assessing the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations. The Company has a net loss of $4,478,260, a working capital deficit of $2,114,869 and net cash used in operations of $759,511 for the six months ended April 30, 2014; and an accumulated deficit of $42,013,285 at April 30, 2014. In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

However, there is no assurance that we will be able to raise any capital to implement our business plan.

NOTE 4 – ACQUISITIONS

Acquisition of MBPM from Proximus Mobility, LLC

On May 2, 2013, the Company and Proximus Mobility, LLC (“Proximus”) formed a Delaware limited liability company named MBPM, LLC (“MBPM”).  Pursuant to the operating agreement entered between the parties, the Company initially has a 51% ownership interest in MBPM, and Proximus has a 49% ownership in MBPM.  In connection with the formation of MBPM, the Company contributed certain goodwill and management services to MBPM and Proximus contributed all of its assets to the joint venture. On May 2, 2013, the Company entered into Equity Exchange Agreements with the members of Proximus, pursuant to which the members of Proximus agreed to within a two year period to exchange their membership units in Proximus for shares of the Company’s common stock, valued up to $3,000,000, pursuant to the terms and conditions of the Equity Exchange Agreement. See Footnote 11 for a discussion of the default judgment in connection with this transaction.

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

NOTE 5 – AIXUM TEC AG BANKRUPTCY

On December 17, 2013, Aixum filed for bankruptcy in Liechtenstein. Creditors had until February 17, 2014 to make a payment of 15,000 CHF (Approximately $16,690 USD) to file their claim with the court and have a receiver appointed to distribute any remaining net assets. On March 4, 2014, the Company received notice from the Liechtenstein District Court that it dismissed the application to begin bankruptcy proceedings and ordered deletion of Aixum from the Liechtenstein Public Register.  The assets and liabilities of Aixum were written off as of March 4, 2014 resulting in a net gain of $556,800 which was included in the selling, general and administrative expense in the consolidated statements of operations and other comprehensive loss.

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment at April 30, 2014 and October 31, 2013:

	Estimated	April 30,	October 31,
	Useful Lives	2014	2013
Furniture and fixtures	5	$8,481	$8,481
Equipment	5	14,886	22,090
Website and database	3-5	55,602	56,602
Effect of exchange rate changes		-	(536)
Subtotal		79,969	86,637
Less: accumulated depreciation		(47,732)	(45,218)
Property and equipment, net		$32,237	$41,419

For the six months ended April 30, 2014 and 2013, total depreciation expense was $11,015 and $12,296, respectively.

NOTE 7– SOFTWARE DEVELOPMENT COSTS

The following is a summary of the Company’s software development costs at April 30, 2014 and October 31, 2013:

	April 30,	October 31,
	2014	2013
Software development costs incurred	$750,044	$677,577
Effect of exchange rate changes	-	14,934
Subtotal	750,044	692,491
Less: accumulated amortization	(319,435)	(216,379)
Software development costs, net	$430,609	$476,112

For the six months ended April 30, 2014 and 2013, total amortization expense was $146,367 and $67,244, respectively.

NOTE 8 – INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets at April 30, 2014 and October 31, 2013:

	Estimated Useful Lives	April 30, 2014	October 31, 2013
Domain name	Indefinite	$20,100	$20,100
Developed technology – software	3	3,780,000	3,780,000
Customer relationships	5	3,920,335	3,920,000
Trade name	10	1,410,000	1,410,000
Subtotal		9,130,435	9,130,100
Less: accumulated amortization		(3,945,048)	(2,852,514)
Intangible assets, net		$5,185,387	$6,277,586

For the six months ended April 30, 2014 and 2013, the Company recognized amortization expense of $1,092,534 and $870,555, respectively.

NOTE 9 – ADVANCE FROM THIRD PARTY

During the six months ended April 30, 2014, the Company received $650,000 advance from Najak Investment Company. Subsequent to April 30, 2014, the Company returned part of the advances and issued a note to Najak Investment Company for the remaining balance owed. See Note 17.

NOTE 10 – NOTES PAYABLE – RELATED PARTY

The Company assumed a related party promissory note in the amount of $110,000 in the Pringo Merger, accruing interest at 10% per annum. On February 1, 2012, the note was extended through June 30, 2012 with the full balance of the $110,000 was to be repaid by June 30, 2012.  The balance on the note as of April 30, 2014 and accrued interest was $58,000 and $10,658, respectively. This note is currently in default.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of April 30, 2014, the Company had outstanding payables to related parties of the Company in the amount of $164,381 which was owed to Walter Kostiuk primarily for commissions related to a prior employment agreement and unpaid salary. Andrew Marshall, who resigned as COO on May 15, 2013, was owed $223,792 for unpaid salary and expenses but this obligation was discharged in the bankruptcy liquidation of Aixum Tec AG on March 4, 2014. In January 2013, the Company engaged Andrea Kostiuk, wife of Walter Kostiuk, as an independent contractor to provide marketing support services.  The contract provides for her to receive $2,800 per month.  For the six months ended April 30, 2014, her fees totaled $16,800 and there were no unpaid fees as of April 30, 2014.

In connection with the Pringo Merger, 3,000,000 shares owned by Walter Kostiuk were cancelled after the issuance of 29,453,544 shares issued to Pringo, Inc. shareholders on December 6, 2012.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

As the result of the Pringo Merger, the Company moved its principal office to 11835 W. Olympic Boulevard, Suite 855 Los Angeles, California. The rent for this location was $3,128 per month through February 2012. After March 2012, the rent increased to $3,378 per month. The lease expired as of March 31, 2013.

The Company now maintains its principal office in Sarasota, Florida located at 5901 N. Honore Ave, Suite 110. On March 1, 2012, the Company entered into a twelve-month lease for $3,875 per month. On March 1, 2013, the Company entered into a twelve-month lease for $5,275 per month. The term was extended through April 30, 2014 and a new twelve-month lease effective May 1, 2014 at a monthly rent of $5,434.

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

Birlasoft, Inc., v. Pringo Networks LLC

On or about September 21, 2009, Birlasoft, Inc. filed a civil action in Superior Court of New Jersey, Middlesex County seeking damages in relation to Pringo Networks, LLC’s, the Company’s predecessor, alleged breach of contract.  The claims asserted by Birlasoft, Inc. were disputed and after an initial attempt to settle the case, the Company did not respond to the lawsuit, which resulted in a default judgment in the amount of approximately $59,000 in 2010.  On March 21, 2012, the lawsuit was settled in the amount of $22,000 for all amounts due including the previously accrued judgment of $59,000 and accounts payable of $44,817 resulting in a gain of $81,817. The $22,000 is to be paid with an initial amount of $4,000 being paid within five (5) days after the execution of the settlement and $2,000 payments on the first business day of each month, for nine months, starting on April 1, 2012.  The settlement amount was paid in full as of December 1, 2012.

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

On April 22, 2013, the Company executed a final settlement agreement with Majid Abai that dismissed the above action, released the Company from all claims and obligated the Company to pay Mr. Abai $25,964. Of this amount, $5,964 was paid on April 24, 2013 and the remaining $20,000 is payable on the earlier of receipt of the $200,000 owed the Company on an existing investment agreement or $5,000 on the first of each month beginning on June 1, 2013 with a final payment due on September 1, 2013. Beginning May 7, 2013 interest accrued on the unpaid balance at 10% per annum until the amount owed is paid in full. As of April 30, 2014 and October 31, 2013, the outstanding amount owed is $350 of accrued interest.

Majid Abai and the Abai Group, Inc v. MobileBits Holding Corporation

On November 5, 2013, Majid Abai and the Abai Group, Inc. (“Abai Plaintiffs”) served the Company with a summons and a complaint alleging claims for breach of his employment agreements.  Abai Plaintiffs seek to recover the sum of approximately $225,689 plus attorney fees, cost and prejudgment interest.  On December 5, 2013, the Company filed a motion to dismiss the complaint.  The hearing of the demurrer is scheduled for July 24, 2014. The Company is contesting the Abai Plaintiffs’ claims.

LOPAR, LLC; Michael Zeto and David Rippetoe v. Mobilebits Holding Corporation

On September 30, 2013, LOPAR, LLC (“LOPAR”), Michael Zeto (“Zeto”) and David Rippetoe (“Rippetoe”)(collectively the “Proximus Plaintiffs”) filed an action with the Superior court of Fulton County, Georgia (the “Georgia Court”), C.A. File No. 2013-CV-237131 (the “Civil Action”).

On December 5, 2013 and upon prior motion of the Proximus Plaintiffs, the Court in the Civil Action entered a Default Judgment against the Company: (i) directing it and its officers, agents, directors and all others acting in concert and participation with the Company to take all steps necessary to issue and effectuate the delivery of the following shares of the Company’s stock within fourteen days from the date of entry of the Default Judgment: (a) 13,878,307 shares to LOPAR; (b) 3,064,805 shares to Zeto; and (c) 2,402,568 to Rippetoe; (ii) granting Proximus Plaintiffs jointly and severally, a monetary judgment of $44,470 in reasonable attorney's fees and expenses; and (iii) casting the costs of the Civil Action on the Company. The Company has filed motions opposing the Default Judgment in the Superior Court and has also filed a Notice of Appeal on the Default Judgment to the Georgia Court of Appeals. Subsequently, the Proximus Plaintiffs have filed a Supersedeas Bond Motion seeking an order requiring the Company to post a supersedeas bond with respect to the monetary portion of the Default Judgment and a Contempt Motion seeking a judicial finding against the Company for non-delivery of the Company’s common stock shares as ordered by the Default Judgment. On March 21, 2014, the Company issued share certificates to LOPAR, Zeto and Rippetoe in the shares amounts described above and are being held in escrow by Georgia Court of Appeals pending decisions by the Superior Court on the Company’s motion opposing the Default Judgment and the Court of Appeals on the Company’s Notice of Appeal on the Default Judgment.

Bit By Bit Mobile LLC (“BBBM”), Bit By Bit Holdings LLC (“BBBH”), G Fley Investments LLC (“G Fley”) and SBV Holdings LLC v. MobileBits Holdings Corporation,

On January 31, 2014, Bit By Bit Mobile LLC (“BBBM”), Bit By Bit Holdings LLC (“BBBH”), G Fley Investments LLC (“G Fley”) and SBV Holdings LLC (“SBV”) (collectively the “ Bit by Bit Plaintiffs”) filed an action with the District Court of Eastern New York (the “New York Court”), C.A File No. 2014-CV-00678 (the “Civil Action”).

The action against the Company alleges breach of certain contracts, unjust enrichment, fraud, misappropriation/conversion and breach of fiduciary duty. The Bit by Bit Plaintiffs seek to recover unspecified damages punitive damages, attorneys’ fees, other costs as well as ownership and title of intellectual property. The Company believes the action has no merit and has filed an answer to the complaint contesting the allegations as well as countersuing the plaintiffs for unpaid amounts owing the Company.

NOTE 13 – STOCK PAYABLE

As of April 30, 2014, stock payable of $1,225,151 consisted of the following:

In connection with the acquisition of Proximus Mobility, LLC, there is a current disagreement over the number of shares to be issued for the $3,000,000 purchase of the underlying assets.  The Company believes that the total shares to be issued is 12,000,000 of which 6,000,000 is based on reaching certain milestones outlined in the agreement. As described in Note 12, 19,345,680 common shares, valued at $0.133 per share have been issued in the names of the “Proximus Plaintiffs” and are held in escrow. The remaining “Proximus” unitholders have 3,196,624 with a total value of $425,121 remain in stock payable as of April 30, 2014.

$800,000 related to proceeds received from sale of the Company’s common stock as follows:

•	Also, during the six month period ended April 30, 2014, the Company received $650,000 from private investors, for which the stock certificates had not been issued as of April 30, 2014.

•	The Company received $150,000 from a private investor in the year ended October 31, 2013, for which the stock certificates had not been issued as of April 30, 2014.

As of October 31, 2013, the Company had a stock payable balance of $4,309,000. Excluding the 19,345,680 common shares issued to the “Proximus Plaintiffs”, share certificates totaling 3,166,000 common shares were issued as of April 30, 2014 representing $1,115,000 of the stock payable balance.

NOTE 14 – STOCKHOLDERS’ EQUITY

The Company recorded amortization of stock-based compensation of $2,010,698 for the six months ended April 30, 2014 for options and warrants granted during the six months ended April 30, 2014 and prior to October 31, 2013.

During the six months ended April 30, 2014, the Company issued 4,217,000 of its common shares to investors for $1,424,400 of which $1,159,000 was included in stock payable as of October 31, 2013.

In addition, the Company issued 19,345,680 of its common stock to the Proximus Plaintiffs in connection with the lawsuit and is held in escrow pending resolution of the matter.

During the six months ended April 30, 2013, the Company issued 698,000 shares of common stock for $349,000 that was received as of April 30, 2013.

NOTE 15 – STOCK OPTION AND WARRANT ACTIVITIES

The Company issued 12,075,000 stock options to an officer and employees during the six months ending April 30, 2014. Of these options, 12,000,000 vest immediately and are exercisable at $0.05 per share in 7 years and 75,000 vest in 3 years and are exercisable at $0.25 per share in 5 and 7 years. These options were valued at $1,079,796 on the grant date using the Black-Scholes model with the following assumptions: (1) 1.33% - 2.31% discount rates, (2) expected volatilities of 184.57% - 204.38%, (3) no expected dividends; and (4) expected terms of 5 and 7 years.

The following is a summary of stock option and warrant activities for the six months ended April 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, October 31, 2013	24,579,475	$0.30	7.77	$-
Granted	12,075,000	0.05
Forfeited	(1,683,333)	0.50
Outstanding, April 30, 2014	34,971,142	$0.35	6.93	$-
Exercisable, April 30, 2014	31,450,817

The Company recorded stock-based compensation expense of $2,010,689 and $1,523,609 for the options and warrants vested during the six months ended April 30, 2014 and 2013, respectively.

The following is a summary of outstanding stock options at April 30, 2014:

Number of Common Stock Equivalents Options/Warrants	Expiration Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Average Remaining Contracted Life (Years)
208,335	01/21/2015	0.73	$0.50	0.0043
420,681	06/27/2016	2.16	$0.75	0.0260
62,499	10/31/2016	2.51	$0.50	0.0045
300,000	04/17/2017	2.97	$0.51	0.0255
300,000	08/21/2017	3.31	$1.00	0.0284
200,000	01/06/2018	3.69	$1.50	0.0211
200,000	02/28/2018	3.84	$0.25	0.0219
500,000	05/02/2018	4.01	$1.50	0.0573
3,250,170	05/31/2018	4.09	$0.19	0.3799
25,000	09/05/2018	4.35	$0.51	0.0031
187,790	09/20/2018	4.39	$0.19	0.0236
1,000,000	10/16/2018	4.47	$0.15	0.1277
50,000	11/17/2018	4.55	$0.25	0.0065
11,750,000	12/01/2018	4.59	$0.50	1.5428
125,000	01/01/2019	4.68	$0.51	0.0167
1,916,667	04/30/2019	5.00	$0.51	0.2742
25,000	07/01/2019	5.17	$0.51	0.0037
1,000,000	04/30/2020	6.01	$1.00	0.1717
25,000	05/05/2020	6.02	$0.51	0.0043
1,100,000	05/06/2020	6.02	$0.50	0.1894
25,000	11/19/2020	6.56	$0.25	0.0047
12,000,000	04/20/2014	6.98	$0.05	2.3945
300,000	12/05/2026	12.61	$0.51	0.1082
34,971,142				5.4400

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at April 30, 2014 was $1,955,282.

NOTE 16 – BARTER TRANSACTION

During the six months ended April 30, 2014, the Company exchanged Samy subscription services for advertising. Barter transactions are recorded at the estimated fair value of the product or service received or the estimated fair value of the service surrendered, whichever is more readily determinable. The Company would otherwise have paid cash for such advertising. For the six months ended April 30, 2014, revenues and advertising expenses of $398,997 recorded were related to the barter arrangements.

NOTE 17 – CONCENTRATION

A substantial portion of the Company revenues was related to three customers (89%) in the six months ended April 30, 2014 totaling $560,158 and three customers (94%) in the comparable 2013 six-month period totaling $1,166,800.  As of April 30, 2014 and 2013, amounts due from these customers included in accounts receivable was $0 and $971,217, respectively. The loss of one of these significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

NOTE 18 – SUBSEQUENT EVENTS

The Company has received cash proceeds of $50,000 subsequent to April 30, 2014 for 1,125,000 shares of common stock including a subscription receivable of $6,250.  Shares related to these proceeds have been issued as of June 16, 2014. The Company also issued 8,000,000 common shares for cash proceeds of $800,000 received prior to November 1, 2013. The Company also issued 1,000,000 common shares in exchange for services rendered.

On June 13, 2014, the Company signed a Secured Promissory Note with Najak Investment Company for $155,873 that is payable on July 31, 2014 with interest at 4% annually.  The note is secured by all of the tangible and intangible assets of the Company.

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

MobileBits subsequently integrated the Pringo Connect and the SAMY4ME platforms, shortening the name to SAMY for a broader local market while increasing SAMY’S ability to integrate third party software solutions like gift cards, loyalty and commerce systems already in the marketplace.

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

MB currently anticipates the implementation of its business plan will require additional investment capital. The Company hopes to raise up to $10 million in equity financing in the next twelve months.  If we are successful in raising the necessary funds, we will use those funds to grow our consumer network and to acquire new customers through increased advertising, sales, and marketing product fulfillment, to fund product development providing additional product functionality, to provide working capital for strategic acquisitions and for other corporate purposes. However, there is no assurance that we will be able to raise any capital to implement our business plan.

Results of Operation

Three Months Ended April 30, 2014 compared to the Three Months Ended April 30, 2013

Revenues

Our revenues were $298,011 for the three months ended April 30, 2014 compared to $1,089,480 for the three months ended April 30, 2013. The decrease is primarily due to the $913,369 in franchise license fees for nine Middle East countries recognized in the three months ended April 30, 2013 as well as a $28,790 reduction in Pringo contract revenues offset by a $150,690 increase in the Samy subscription revenues.

Cost of Revenues

Our cost of revenues was $30,051 for the three months ended April 30, 2014 compared $47,350 for the three months ended April 30, 201 3 . The decrease is due to the lower labor costs to support Pringo customers as well as a reduction in hosting fees during the three months ended April 30, 201 4 .

Selling, General and Administrative Expenses

Our total selling, general and administrative expenses were $2,510,796 for the three months ended April 30, 2014 compared to $1,481,107 for the three months ended April 30, 2013. The $1,029,689 increase is primarily due to a $768,500 increase in stock compensation expense, a $866,100 increase in bad debt expense and $179,500 in higher marketing expenses offset by the $556,800 gain attributable to the discharge of liabilities associated with the Aixum bankruptcy, a $168,800 reduction in salaries and contracted labor and a $25,300 decrease in travel and entertainment expenses.

Depreciation and Amortization

Depreciation and amortization was $612,337 for the three months ended April 30, 2014 compared to $482,066 for the three months ended April 30, 2013. The increase is due to the amortization related to additional intangible assets acquired in the acquisitions of Proximus Mobility LLC and ValuTex LLC.

Interest Income (Expense)

Net Interest income was $7,961 for the three months ended April 30, 2014 compared to interest expense of $1,647 for the three months ended April 30, 2013. The interest income for the three-month period in 2014 is attributable to the amortization of the discount on the Middle East franchise revenue receivable.

Realized Loss on Foreign Currency Exchange

During the three months ended April 30, 2014, the Company incurred realized loss on foreign currency exchange of $65,033 compared to a $0 loss for the three months ended April 30, 2013. The loss for the three months ended April 30, 2014 was related to the reclassification of cumulated translation adjustment from other comprehensive loss to other expense due to the bankruptcy of Aixum.

Unrealized Foreign Currency Exchange Loss

During the three months ended April 30, 2014, the Company incurred an unrealized foreign exchange loss of $70 compared to a $15,759 loss for the three months ended April 30, 2013, both related to transactions of Aixum.

Six Months Ended April 30, 2014 compared to the Six Months Ended April 30, 2013

Revenues

Our revenues were $627,947 for the six months ended April 30, 2014 compared to $1,247,459 for the six months ended April 30, 2013.  The decrease is primarily due to $913,369 in franchise license fees for nine Middle East countries recognized in the six months ended April 30, 2013  and a $78,106 reduction in Pringo contract revenues for the six-month period in 2014.  Samy subscription revenues increased $371,963 in the six months ended April 30, 2014 compared with the same period in 2013.

Cost of Revenues

Our cost of revenues was $56,436 for the six months ended April 30, 2014 compared to $72,979 for the six months ended April 30, 2013. The decrease is due to the lower labor costs to support Pringo customers offset by higher hosting fees during the six- month period in April 30, 2014.

Selling, General and Administrative Expenses

Our total general and administration expenses were $3,749,389 for the six months ended April 30, 2014 compared to $3,077,783 for the comparable six-month period ended April 30, 2013. The increase of $671,606 is primarily attributable to the a $868,757 increase in bad debt expense, $487,080 in increased stock compensation expense and $356,400 in higher marketing expenses partially offset by a $556,800 gain attributable to the discharge of liabilities associated with the Aixum bankruptcy and a decrease of $433,000 in salaries and contracted labor.

Depreciation and Amortization

Depreciation and amortization was $1,249,916 for the six months ended April 30, 2014 compared to $950,095 for the six months ended April 30, 2013. The increase is primarily due to the amortization related to additional intangible assets acquired in the Proximus Mobility LLC and ValuText LLC acquisitions.

Interest Income (Expense), net

Net interest income was $14,567 for the six months ended April 30, 2014 compared with interest expense of $4,758 for the six months ended April 30, 2013. The net interest income for the six-month period in 2014 is attributable to the amortization of the discount on the Middle East franchise revenue receivable.

Loss on Foreign Currency Exchange

During the six months ended April 30, 2014, the Company incurred realized loss on foreign currency exchange of $65,033 compared to a $0 loss for the six months ended April 30, 2013. The loss for the six months ended April 30, 2013 was related to the reclassification of cumulated translation adjustment from other comprehensive loss to other expense due to the bankruptcy of Aixum.

Unrealized Foreign Currency Exchange Loss

During the six months ended April 30, 2014, there was no unrealized foreign exchange gain or loss as the net assets of Aixum were written off in March of 2014. The Company incurred an unrealized foreign exchange loss of $4,670 during the six-month period ended April 30, 2013 related to transactions of Aixum.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations. The Company has a net loss of $4,478,260; a working capital deficit of $2,114,869; net cash used in operations of $759,511 for the six months ended April 30, 2014; and an accumulated deficit of $42,013,285 at April 30, 2014.  In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Cash flows from operating activities

Cash used in operating activities for the six months ended April 30, 2014 and 2013 was $759,511 and $1,151,716, respectively. The change is primarily due to lower salary and contracted labor fees and reduced travel and entertainment expenses offset by increased marketing expenses.

Cash flows from investing activities

Cash used in investing activities for the six months ended April 30, 2014 and 2013 was $167,000 and $236,897, respectively. The increase is due primarily to increased software development costs offset by reduced purchases of property and equipment.

Cash flows from financing activities

Cash provided by financing activities for the six months ended April 30, 2014 and 2013 was $1,568,300 and $1,472,901, respectively. The cash provided by financing for both periods were primarily due to us completing approximately $915,400 and $1,464,368 of private placements, respectively. Additionally, the Company received $650,000 advance from a third party during the six months ended April 30, 2014. In the six months ended April 30, 2014, the increase in the notes payable was $2,900 compared with $8,533 in the six-month period in 2013.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended  (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of the end of the period covered, that such that the information required to be disclosed in our “SEC” reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO, as appropriate to allow timely decisions regarding required disclosure. Our CEO and CFO concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures, that as of April 30, 2014, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended October 31, 2013.

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

On April 22, 2013, the Company executed a final settlement agreement with Majid Abai that dismissed the above action, released the Company from all claims and obligated the Company to pay Mr. Abai $25,964. Of this amount, $5,964 was paid on April 24, 2013 and the remaining $20,000 is payable on the earlier of receipt of the $200,000 owed the Company on an existing investment agreement or $5,000 on the first of each month beginning on June 1, 2013 with a final payment due on September 1, 2013. Beginning May, 7, 2013, interest accrued on the unpaid balance at 10% per annum until the amount owed is paid in full. As of April 30, 2014 and October 31, 2013, the outstanding amount owed is $350 of accrued interest.

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

On December 5, 2013 and upon prior motion of the Proximus Plaintiffs, the Court in the Civil Action entered a Default Judgment against the Company: (i) directing it and its officers, agents, directors and all others acting in concert and participation with the Company to take all steps necessary to issue and effectuate the delivery of the following shares of the Company’s stock within fourteen days from the date of entry of the Default Judgment: (a) 13,878,307 shares to LOPAR; (b) 3,064,805 shares to Zeto; and (c) 2,402,568 to Rippetoe; (ii) granting Proximus Plaintiffs jointly and severally, a monetary judgment of $44,470 in reasonable attorney's fees and expenses; and (iii) casting the costs of the Civil Action on the Company. The Company has filed motions opposing the Default Judgment in the Superior Court and has also filed a Notice of Appeal on the Default Judgment to the Georgia Court of Appeals. Subsequently, the Proximus Plaintiffs have filed a Supersedeas Bond Motion seeking an order requiring the Company to post a supersedeas bond with respect to the monetary portion of the Default Judgment and a Contempt Motion seeking a judicial finding against the Company for non-delivery of the Company’s common stock shares as ordered by the Default Judgment. On March 21, 2014, the Company issued share certificates to LOPAR, Zeto and Rippetoe in the shares amounts described above and are being held in escrow by Georgia Court of Appeals pending decisions by the Superior Court on the Company’s motion opposing the Default Judgment and the Court of Appeals on the Company’s Notice of Appeal on the Default Judgment.

Bit By Bit Mobile LLC (“BBBM”), Bit By Bit Holdings LLC (“BBBH”), G Fley Investments LLC (“G Fley”) and SBV Holdings LLC v. MobileBits Holdings Corporation

On January 31, 2014, Bit By Bit Mobile LLC (“BBBM”), Bit By Bit Holdings LLC (“BBBH”), G Fley Investments LLC (“G Fley”) and SBV Holdings LLC (“SBV”) (collectively the “ Bit By Bit Plaintiffs”) filed an action with the District Court of Eastern New York (the “New York Court”), C.A File No. 2014-CV-00678 (the “Civil Action”).  The action against the Company alleges breach of certain contracts, unjust enrichment, fraud, misappropriation/conversion and breach of fiduciary duty. The Bit By Bit Plaintiffs seek to recover unspecified damages punitive damages, attorneys’ fees, other costs as well as ownership and title of intellectual property. The Company believes the action has no merit and intends to contest this action as well as countersue for unpaid amounts owing the Company.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended April 30, 2014, the Company issued 4,271,000 of its common shares to investors for $1,424,400 of which $1,159,000 was included in stock payable as of October 31, 2013 and issued 19,345,680 of its common stock to the Proximus Plaintiffs in connection with the lawsuit which are held in escrow resolution of the Proiximus Plaintiffs lawsuit.

The issuance and sale of common stock as described above was an unregistered sale of securities issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation S of the Securities Act.

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

MOBILEBITS HOLDINGS CORPORATION

Date: June 23, 2014	By:	/s/ Kent W.Kirschner
Kent W. Kirschner
Interim Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)