Form 10-Q
period 2014-07-31
MobileBits Holdings Corp
filed 2014-09-15
CIK 1448780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of September 15, 2014, the Company had 131,094,389 shares of common stock issued and outstanding.

MobileBits Holdings Corporation

FORM 10-Q

For periods ended July 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MobileBits Holdings Corporation

Consolidated Financial Statements

July 31, 2014

(Unaudited)

CONTENTS

Page(s)
Consolidated Financial Statements:

Consolidated Balance Sheets - As of July 31, 2014 and October 31, 2013	4

Consolidated Statements of Operations and Comprehensive Loss - For the three and nine months ended July 31, 2014 and 2013	5

Consolidated Statements of Cash Flows - For the nine months ended July 31, 2014 and 2013	6

Notes to Consolidated Financial Statements	7 - 19

MobileBits Holdings Corporation

Consolidated Balance Sheets

(Unaudited)

	July 31,	October 31,
	2014	2013
ASSETS
Current assets:
Cash	$29,811	$-
Accounts receivable, net of allowance for doubtful accounts and discounts	15,308	608,850
Prepaid expenses and other current assets	15,855	44,507
Total current assets	60,974	653,357

Property and equipment, net of accumulated depreciation	27,424	41,419
Software development costs, net of accumulated amortization	436,324	476,112
Accounts receivable, non-current, net of discounts	-	287,985
Intangible assets, net of accumulated amortization	4,747,901	6,277,586
Goodwill	1,382,858	1,383,193

TOTAL ASSETS	$6,655,481	$9,119,652

Current liabilities:
Accounts payable and accrued expenses	$740,198	$743,027
Accounts payable and accrued expenses – related parties	164,381	616,498
Advance from third party	112,166	-
Stock payable	425,151	4,309,000
Promissory note payable	155,873	-
Note payable – related parties	70,108	65,758
Deferred revenues	5,125	5,513
Total current liabilities	1,673,002	5,739,796

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 107,094,389 and 74,406,709 issued and outstanding, respectively	107,095	74,407
Additional paid-in capital	48,468,864	40,845,162
Stock subscription receivable	(6,250)	-
Accumulated deficit	(43,587,230)	(37,535,025)
Accumulated other comprehensive loss	-	(4,688)
Total stockholders' equity	4,982,479	3,379,856

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,655,481	$9,119,652

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2014	2013	2014	2013

REVENUES
Franchise license revenue	$-	$-	$-	$1,013,369
Samy subscription revenue	207,252	103,663	659,291	83,740
Pringo contract revenue	89,775	180,393	265,683	434,406
Total revenues	297,027	284,056	924,974	1,531,515

COST OF REVENUES	20,951	36,774	77,387	109,753

GROSS PROFIT	276,076	247,282	847,587	1,421,762

OPERATING EXPENSES:
Selling, general and administrative	1,347,989	1,031,642	5,097,378	4,109,427
Depreciation and amortization	506,215	490,359	1,756,131	1,440,453
Total operating expenses	1,854,204	1,522,001	6,853,509	5,549,880

LOSS FROM OPERATIONS	(1,578,128)	(1,274,719)	(6,005,922)	(4,128,118)

OTHER INCOME (EXPENSE):
Realized loss on foreign currency exchange	-	-	(65,033)	-
Unrealized gain on foreign currency exchange	-	5,836	-	1,165
Interest income (expense), net	4,183	10,723	18,750	5,967

NET LOSS	$(1,573,945)	$(1,258,160)	$(6,052,205)	$(4,120,986)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	-	(11,803)	(4,688)	11,640
TOTAL COMPREHENSIVE LOSS	$(1,573,945)	$(1,269,963)	$(6,056,893)	$(4,109,346)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.06)

Weighted average number of common shares outstanding during the period - basic and diluted	103,224,824	69,245,134	88,397,516	66,897,737

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,052,205)	$(4,120,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	874,438	5,846
Write-off of investment in marketable securities	-	222
Loss on disposal of property and equipment	-	1,897
Stock-based compensation	2,740,891	2,092,674
Shares issued for services rendered	60,000	-
Depreciation and amortization	1,756,131	1,440,453
(Gain) Loss on foreign currency exchange	65,033	(1,165)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	7,089	(910,368)
(Increase) decrease in prepaid expenses and other current assets	28,852	14,835
Increase (decrease) in accounts payable and accrued expenses	(2,829)	(27,502)
Increase (decrease) in accounts payable and accrued expenses – related parties	(452,117)	14,699
Increase (decrease) in deferred revenues	(388)	(2,527)
Net cash used in operating activities	(975,215)	(1,491,922)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs paid	(169,915)	(343,906)
Payment for license costs	-	(30,000)
Payment for equipment and website development	(2,413)	(713)
Net cash used in investing activities	(172,328)	(374,619)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	4,350	9,983
Advance from third party	112,166	-
Proceeds from promissory note payable	155,873	-
Proceeds from issuances of common stock, net of offering costs	965,310	1,876,868
Net cash provided by financing activities	1,237,699	1,886,851

Effect of foreign currency translations	(60,345)	21,353

Net increase in cash	29,811	41,663
Cash at beginning of period	-	122,428
Cash at end of period	$29,811	$164,091

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$6,437	$904
Income tax	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued to acquire ValuText LLC	-	60,528
Common shares issued in connection with the Proximus Mobility LLC acquisition	-	3,000,000
Common shares issued for stock payable	$800,000	$194,500

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

ValuText LLC Acquisition

On May 7, 2013, the Company purchased JDN Development Company Inc.’s 50% membership interest in Value Text LLC (“ValuText”) for 250,000 warrants to purchase the Company’s common stock at an exercise price of $0.50 per share of which 205,000 warrants were issued to JDN Development Company Inc. and 45,000 warrants were issued to the J Cohn Marketing Group, a creditor of JDN Development Company Inc. The remaining 50% interest in ValuText was acquired by the Company in connection with the acquisition of Proximus.

ValuText is a location-based, mobile marketing service specifically designed to drive sales and productivity at the company's prime commercial assets.

Cash and Cash Equivalents

We consider short term, highly liquid investments that have an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances in two financial institutions. The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”). A depositor’s accounts held by FDIC-insured institution are insured for balances up to $250,000 per bank. At July 31, 2014, the Company had cash balance of $29,811 in bank accounts that is fully insured. At October 31, 2013, the Company had a negative cash balance of $11,863 which has been reclassified to accounts payable.

Accounts Receivable and Allowance for Bad Debt

Accounts receivable are determined during the period based upon invoices and credits issued and reduced by cash collections.  Amounts not due within a one year period are recorded as account receivable non-current, net of any discount.

The allowance for doubtful accounts is based on the Company’s past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowance for doubtful accounts is determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At July 31, 2014 and October 31, 2013, the allowance for doubtful accounts totaled $673,168 and $119,194, respectively. For the nine months ended July 31, 2014 and 2013, the Company recorded bad debt expense of $874,438 and $5,846, respectively.

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

The Company has adopted ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of July 31, 2014 and October 31, 2013, the Company had not recorded any tax benefits from uncertain tax positions.

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

Samy provides digital loyalty and marketing solutions that drives engagement between brick and mortar stores and consumers.  Samy delivers consumer engagement on a Cost-Per Click (“CPC”) basis with the tools to create, manage and measure mobile commerce through its proprietary mobile CRM software.

MobileBits generates revenue on a CPC basis.  Samy CPC is defined as a user (depending on what category of ad they view) who subscribes to a branded mobile store within the Samy network, then selects an ad and clicks on an offer or coupon to learn more.

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

Earnings (Loss) per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. As of July 31, 2014 and 2013, there were 40,946,142 units and 27,016,975 units of stock options and warrants outstanding, respectively.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations. The Company has a net loss of $6,052,205, a working capital deficit of $1,612,028 and net cash used in operations of $975,215 for the nine months ended July 31, 2014; and an accumulated deficit of $43,587,230 at July 31, 2014. In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on the successful execution of management's plans, which include the expectation of raising debt or equity based capital, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to issue additional equity and incur additional liabilities with related parties to sustain the Company’s existence although no commitments for funding have been made and no assurance can be made that such commitments will be available on terms agreeable to the Company if at all.

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

NOTE 4 – ACQUISITIONS

Acquisition of MBPM from Proximus Mobility, LLC

On May 2, 2013, the Company and Proximus Mobility, LLC (“Proximus”) formed a Delaware limited liability company named MBPM, LLC (“MBPM”).  Pursuant to the operating agreement entered between the parties, the Company initially has a 51% ownership interest in MBPM, and Proximus has a 49% ownership interest in MBPM.  In connection with the formation of MBPM, the Company contributed certain goodwill and management services to MBPM and Proximus contributed all of its assets to the joint venture. On May 2, 2013, the Company entered into Equity Exchange Agreements with the members of Proximus, pursuant to which the members of Proximus agreed to within a two year period to exchange their membership units in Proximus for shares of the Company’s common stock, valued up to $3,000,000, pursuant to the terms and conditions of the Equity Exchange Agreement. See Footnote 11 for a discussion of the default judgment in connection with this transaction.

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

Goodwill and intangible assets:

Assets acquired and liabilities assumed are currently valued at zero based on an estimate of their fair value as of the acquisition date. The purchase price and costs associated with the acquisition were $3,000,000 on May 2, 2013, of which $2,175,600 was allocated to customer relationships and the remaining $824,400 was assigned to goodwill.

ValuText LLC Acquisition

On May 7, 2013, the Company purchased JDN Development Company Inc.’s 50 % membership interest in Value Text LLC (“ValuText”) for 250,000 warrants to purchase the Company’s common stock at an exercise price of $0.50 per share of which 205,000 warrants were issued to JDN Development Company Inc. and 45,000 warrants were issued to the J Cohn Marketing Group, a creditor of JDN Development Company Inc.. The remaining 50% interest in ValuText was acquired by the Company in connection with the acquisition of Proximus.

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

Goodwill and intangible assets:

Assets acquired and liabilities assumed are currently valued at zero based on an estimate of their fair value as of the acquisition date. The purchase price and costs associated with the acquisition were $60,528 on May 7, 2013, of which $44,735 was allocated to customer relationships and the remaining $15,793 was assigned to goodwill.

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

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment at July 31, 2014 and October 31, 2013:

	Estimated Useful	July 31,	October 31,
	Lives	2014	2013
Furniture and fixtures	5	$8,481	$8,481
Equipment	5	15,466	22,090
Website and database	3-5	56,602	56,602
Effect of exchange rate changes		-	(536)
Subtotal		80,549	86,637
Less: accumulated depreciation		(51,125)	(45,218)
Property and equipment, net		$29,424	$41,419

For the nine months ended July 31, 2014 and 2013, total depreciation expense was $16,408 and $23,869, respectively.

NOTE 7– SOFTWARE DEVELOPMENT COSTS

The following is a summary of the Company’s software development costs at July 31, 2014 and October 31, 2013:

	July 31,	October 31,
	2014	2013
Software development costs incurred	$819,095	$677,577
Effect of exchange rate changes	-	14,914
Subtotal	819,095	692,491
Less: accumulated amortization	(382,771)	(216,379)
Software development costs, net	$436,324	$476,112

For the nine months ended July 31, 2014 and 2013, total amortization expense was $209,703 and $110,779, respectively.

NOTE 8 – INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets at July 31, 2014 and October 31, 2013:

	Estimated Useful Lives	July 31, 2014	October 31, 2013
Domain name	Indefinite	$20,100	$20,100
Developed technology – software	3	3,780,000	3,780,000
Customer relationships	5	3,920,335	3,920,000
Trade name	10	1,410,000	1,410,000
Subtotal		9,130,435	9,130,100
Less: accumulated amortization		(4,382,534)	(2,852,514)
Intangible assets, net		$4,747,901	$6,277,586

For the nine months ended July 31, 2014 and 2013, the Company recognized amortization expense of $1,530,020 and $1,305,805, respectively.

NOTE 9 – ADVANCE FROM THIRD PARTY

During the six months ended April 30, 2014, the Company received $650,000 in advances from Najak Investment Company. During the three months ended July 31, 2014, the Company had received additional advances totaling $765,191 and returned $1,147,152 and issued a note to Najak Investment Company for $155,873 with a remaining balance of $112,166 as of July 31, 2014. See Note 10.

NOTE 10 – PROMISSORY NOTE PAYABLE

On June 13, 2014, the Company signed a Secured Promissory Note payable to the order of Najak Investment Company for $155,873 that is due on July 31, 2014 with interest at 4% annually.  The note is secured by all of the tangible and intangible assets of the Company. The note was repaid on August 1, 2014. See Note 19.

NOTE 11 – NOTES PAYABLE – RELATED PARTY

The Company assumed a related party promissory note in the amount of $110,000 in the Pringo Merger, accruing interest at 10% per annum. On February 1, 2012, the note was extended through June 30, 2012 with the full balance of $110,000 to be repaid by June 30, 2012.  The balance on the note as of July 31, 2014 and accrued interest were $58,000 and $12,108, respectively. This note is currently in default.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of July 31, 2014, the Company had outstanding payables to related parties of the Company in the amount of $164,381 which was owed to Walter Kostiuk, former CEO of the Company, primarily for commissions related to a prior employment agreement and unpaid salary. Andrew Marshall, who resigned as COO on May 15, 2013, was owed $223,792 for unpaid salary and expenses but this obligation was discharged in the bankruptcy liquidation of Aixum Tec AG on March 4, 2014. In January 2013, the Company engaged Andrea Kostiuk, wife of Walter Kostiuk, as an independent contractor to provide marketing support services.  The contract provides for her to receive $2,800 per month.  For the nine months ended July 31, 2014, her fees totaled $18,900 and there were no unpaid fees as of July 31, 2014.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

On April 22, 2013, the Company executed a final settlement agreement with Majid Abai that dismissed the above action, released the Company from all claims and obligated the Company to pay Mr. Abai $25,964. Of this amount, $5,964 was paid on April 24, 2013 and the remaining $20,000 is payable on the earlier of receipt of the $200,000 owed the Company on an existing investment agreement or $5,000 on the first of each month beginning on June 1, 2013 with a final payment due on September 1, 2013. Beginning May 7, 2013 interest accrued on the unpaid balance at 10% per annum until the amount owed is paid in full. As of July 31, 2014 and October 31, 2013, the outstanding amount owed is $350 of accrued interest.

Majid Abai and the Abai Group, Inc v. MobileBits Holding Corporation

On November 5, 2013, Majid Abai and the Abai Group, Inc. (“Abai Plaintiffs”) served the Company with a summons and a complaint alleging claims for breach of his employment agreements.  Abai Plaintiffs seek to recover the sum of approximately $225,689 plus attorney fees, cost and prejudgment interest.  On December 5, 2013, the Company filed a motion to dismiss the complaint. The Company is contesting the Abai Plaintiffs’ claims. A subsequent amended complaint was filed on June 19, 2014.  An Answer to the Amended Complaint was filed on August 25, 2014.

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

NOTE 14 – STOCK PAYABLE

In connection with the acquisition of Proximus Mobility, LLC, there is a current disagreement over the number of shares to be issued for the $3,000,000 purchase of the underlying assets.  The Company believes that the total shares to be issued is 12,000,000 of which 6,000,000 is based on reaching certain milestones outlined in the agreement. As described in Note 13, 19,345,680 common shares, valued at $0.133 per share have been issued in the names of the “Proximus Plaintiffs and are held in escrow. The remaining Proximus unit-holders have 3,196,624 with a total value of $425,121 remaining in stock payable as of July 31, 2014.

As of October 31, 2013, the Company had a stock payable balance of $4,309,000. Excluding the 19,345,680 common shares issued to the Proximus Plaintiffs, share certificates totaling 3,166,000 common shares were issued as of July 31, 2014 representing $1,115,000 of the stock payable balance.

NOTE 15 – STOCKHOLDERS’ EQUITY

The Company recorded amortization of stock-based compensation of $2,740,891 for the nine months ended July 31, 2014 for options and warrants granted during the nine months ended July 31, 2014 and prior to October 31, 2013.

During the nine months ended July 31, 2014, the Company issued 12,342,000 of its common shares to investors for $2,280,650, including a subscription receivable of $6,250 and $150,000 was included in stock payable as of October 31, 2013. The Company also issued warrants to purchase 3,000,000 shares of the Company’s common stock. $157,732 relative fair value of the proceeds were allocated to the value of the warrant instruments and recorded as additional paid-in capital. In addition, the Company issued 1,000,000 shares of its common shares with a fair market value of $60,000 in exchange for services rendered

In addition, the Company issued 19,345,680 shares of its common stock to the Proximus Plaintiffs in connection with the lawsuit and is held in escrow pending resolution of the matter.

During the nine months ended July 31, 2013, the Company issued 6,123,000 shares of common stock for $721,500 that was received as of April 30, 2013. In connection with the share issuance, The Company issued warrants to purchase 700,000 shares of the Company’s common stock. $81,868 relative fair value of the proceeds were allocated to the value of the warrant instruments and recorded as additional paid-in capital.

NOTE 16 – STOCK OPTION ACTIVITIES

The Company issued 15,075,000 stock options to an officer and several employees and 3,000,000 stock options to a shareholder in connection with the purchase of the Company’s common shares during the nine months ending July 31, 2014. Of these options, 18,000,000 options vest immediately, 15,000,000 options are exercisable at $0.08 per share in 7 years, 3,000,000 options are exercisable at $0.25 in two years and 75,000 vest in 3 years and are exercisable at $0.25 per share in 5 and 7 years. These options were valued at $1,500,714 on the grant dates using the Black-Scholes model with the following assumptions: (1) 0.37% - 2.31% discount rates, (2) expected volatilities of 184.57% - 492.42%, (3) no expected dividends; and (4) expected terms of 2 to 7 years.

The following is a summary of stock option activities for the nine months ended July 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, October 31, 2013	24,579,475	$0.30	7.77	$-
Granted	18,075,000	0.12
Forfeited	(1,708,333)	0.50
Outstanding, July 31, 2014	40,946,142	$0.33	6.57	$-
Exercisable, July 31, 2014	31,450,817

The Company recorded stock-based compensation expense of $2,740,891 and $2,092,674 for the options vested during the nine months ended July 31, 2014 and 2013, respectively.

The following is a summary of outstanding stock options at July 31, 2014:

Number of Common Stock Equivalents Options/Warrants	Expiration Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Average Remaining Contracted Life (Years)
208,335	01 /21/2015	0.48	$0.50	0.0024
3,000,000	05 /20/2016	1.81	$0.25	0.1323
420,681	06 /27/2016	1.91	$0.75	0.0196
62,499	10 /31/2016	2.25	$0.50	0.0034
300,000	04 /17/2017	2.72	$0.51	0.0199
300,000	08 /21/2017	3.06	$1.00	0.0224
200,000	01 /06/2018	3.44	$1.50	0.0168
200,000	02 /28/2018	3.58	$0.25	0.0175
500,000	05 /02/2018	3.76	$1.50	0.0459
3,250,170	05 /31/2018	3.84	$0.19	0.3045
187,790	09 /20/2018	4.14	$0.19	0.0190
1,000,000	10 /16/2018	4.21	$0.15	0.1029
50,000	11 /17/2018	4.30	$0.25	0.0053
11,750,000	12 /01/2018	4.34	$0.50	1.2453
125,000	01 /01/2019	4.42	$0.51	0.0135
1,916,667	04 /30/2019	4.75	$0.51	0.2224
25,000	07 /01/2019	4.92	$0.51	0.0030
1,000,000	04 /30/2020	5.75	$1.00	0.1405
25,000	05 /05/2020	5.77	$0.51	0.0035
1,100,000	05 /06/2020	5.77	$0.50	0.1550
25,000	11 /19/2020	6.31	$0.25	0.0039
15,000,000	07 /01/2021	6.92	$0.08	2.5362
300,000	12/05/2026	12.36	$0.51	0.0905
40,946,142				5.1257

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at July 31, 2014 was $1,438,869.

NOTE 17 – BARTER TRANSACTION

During the nine months ended July 31, 2014 and July 31, 2013, the Company exchanged Samy subscription services for advertising. Barter transactions are recorded at the estimated fair value of the product or service received or the estimated fair value of the service surrendered, whichever is more readily determinable. The Company would otherwise have paid cash for such advertising. For the nine months ended July 31, 2014, revenues and advertising expenses of $598,496 recorded were related to the barter arrangements. For the nine months ended July 31, 2013, revenues and advertising expenses of $73,999 recorded were related to the barter arrangements.

NOTE 18 – CONCENTRATION

A substantial portion of the Company revenues was related to three customers (92%) in the nine months ended July 31, 2014 totaling $851,356 and three customers (80%) in the comparable 2013 nine-month period totaling $1,221,341.  As of July 31, 2014 and October 31, 2013, amounts due from its major customers included in accounts receivable was $0 and $821,541, respectively. The loss of one of these significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

NOTE 19 – SUBSEQUENT EVENTS

On August 1, 2014, a Stock Purchase Agreement (the “Stock Purchase Agreement”) dated June 24, 2014 by and between the Company and Najak Investment Company (“Najak”), a Jordanian exempted company (“Najak”) became binding and effective.

Pursuant to the Stock Purchase Agreement, at the closing of the Stock Purchase, Najak purchased from the Company 24,000,000 shares of the Company’s Common Stock, par value $0.001 per share (the “Initial Purchased Shares”), for a total purchase price of One Million Two Hundred Thousand Dollars ($1,200,000).  Pursuant to the Stock Purchase Agreement, Najak has the right to purchase an additional Forty Million (40,000,000) shares of the Company’s Common Stock (the “Additional Purchased Shares” and, collectively with the Initial Purchased Shares, the “Purchased Shares”) at Five Cents ($0.05) per share on or before the date which is Two Hundred Ten Days (210) days after the closing date with respect to the Initial Purchased Shares.

The Stock Purchase Agreement contains certain covenants and obligations of the Company including: (i) to commit to consummating an underwritten public offering of its Common Shares resulting in a per share price to the public reflecting a pre-offering valuation of the Common Stock of at least Twenty Million Dollars ($20,000,000) or, at Najak’s election, to either pay Najak Thirty Cents ($0.30) per Purchased Share or redeem the Purchased Shares for Fifty Cents ($0.50) per Purchased Share; (ii) to deliver unaudited quarterly financial statements, prepared in accordance with U.S. GAAP within forty-five (45) days after the end of each first through third quarter; (iii) to obtain Najak’s consent prior to taking any of the following actions within two years of August 1, 2014: (x) changing the Company’s OTC Bulletin Board quoted company status (until Company’s Common Stock is listed on a national securities exchange); (y) entering into any material contract or business transaction, merger or business combination, or incurring any further debts or obligations; and (z) amending or changing its Articles of Incorporation or Bylaws, or issuing any additional shares or creating any other class of shares; (iv) to notify Najak ninety (90) days prior to issuing any stock options, warrants or other rights or interests in the Company’s shares or raising additional capital; (v) to  elect two designees of Najak to the boards of directors (or similar governing bodies) of the Company and each subsidiary of the Company and to appoint them to any committees of such boards; (vi) to amend the Company’s Articles of Incorporation to provide for the election described in clause (v) above and certain related governance mechanisms within sixty (60) days of August 1, 2014 or to redeem the Purchased Shares at a purchase price of Twenty-Five Cents ($0.25) per share; and (vii) to keep available adequate current public information as required in SEC Rule 144 and to use commercially reasonable efforts to timely file all SEC reports and to certify to that effect and provide supporting documentation to Najak upon request.

The Stock Purchase Agreement also grants to Najak registration rights specifically with respect to the Purchased Shares, general piggyback registration rights and a right of first refusal in connection with any proposed issuance by the Company of any Equity Securities (as defined in the Stock Purchase Agreement) of the Company.

In exchange for the $1,200,000 purchase price, Najak issued a wire transfer of $886,406 to the Company in August 2014, paid legal fees of $41,680 on the Company’s behalf and is maintaining in escrow $5,000 for additional legal fees. The $112,166 in advances from third parties was forgiven and the $155,873 promissory note payable was cancelled.

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

Plan of Operation

MobileBits Holdings Corporation (“MobileBits”, “MB”, or the “Company”) was incorporated in the State of Nevada on July 22, 2008.   MobileBits is a globally focused direct mobile marketing and engagement software supplier helping drive consumer purchases into the bricks and mortar stores. The Company offers a platform which enables partners and merchants to deliver and participate in a a mobile marketing and loyalty network solution called SAMY. SAMY provides enterprise software tools to merchants and retailers brands. SAMY Enterprise enables third parties to license and potentially rebrand the platform under their own label. The SAMY platform enables any merchant the ability to create and manage mobile campaigns, deals, offers, loyalty/rewards, social media and commerce to a subscribed consumer through their mobile devices resulting in increased in-store purchases at the brick and mortar store locations and continued engagement when the consumer is away from the physical store.

To consumers, the SAMY experience provides a single “Mobile Mall” application and framework where a shopper can quickly and easily view and be alerted to a multitude of different and unique retailer ‘applets’ which can contain varying types of content interactions including special offers, in app ordering, loyalty card integrations and more.

MobileBits began its business in 2009 with the goal to create a cloud based platform connecting consumers and marketers around relevant content and information through mobile devices. The goal is to allow shoppers to find ‘what they want, when they want it’. On December 6, 2011 the Company merged with Pringo Inc., through MB Pringo Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), completed a merger with Pringo, Inc. a Delaware corporation (“Pringo”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated June 23, 2011 (the “Pringo Merger”). The Los Angeles based Pringo, brought the Company a hardened development platform suite called Pringo Connect, created in 2006, as well as increasing the product development team strengthening its PHP based development capabilities. Pringo's business focus was licensing software and selling professional services to enterprises in the market to create a socially integrated website or portal.

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

MobileBits subsequently integrated the Pringo Connect and the SAMY4ME platforms, shortening the name to SAMY for a broader local market while increasing SAMY’S ability to integrate third party software solutions like gift cards, loyalty and commerce systems already in the marketplace as well as to build a framework that is scalable for rapid deployment of white labeling opportunities.

Today, SAMY provides a complete set of cloud based tools to connect with, create and manage mobile campaigns, deals, offers, loyalty and rewards to a subscribed mobile consumer. To businesses, SAMY provides a single self-serve out-of-the-box mobile engagement marketing and loyalty platform that enables retail businesses to create, design and publish their offers, coupons, promotions, loyalty cards and gift cards to a branded mobile storefront within SAMY. To partners, SAMY Enterprise provides a proven and successful loyalty and shopping network framework to support various business goals in any given vertical application. To consumers, SAMY provides a single “Mobile Mall” application and experience where a shopper can quickly and easily view branded storefronts and be alerted of special offers, purchase products or services, earn rewards, obtain local information and seamlessly integrate their loyalty cards with their mobile devices.

Summary of Acquisition Transactions

Acquisition of MBPM from Proximus Mobility, LLC

On May 2, 2013, the Company and Proximus Mobility, LLC (“Proximus”) formed a Delaware limited liability company named MBPM, LLC (“MBPM”).  Pursuant to the operating agreement entered between the parties, the Company initially has a 51% ownership interest in MBPM, and Proximus has a 49% ownership in MBPM.  In connection with the formation of MBPM, the Company contributed certain goodwill and management services to MBPM and Proximus contributed all of its assets to the joint venture. On May 2, 2013, the Company entered into Equity Exchange Agreements with the members of Proximus, pursuant to which the members of Proximus agreed within a two-year period to exchange their membership units in Proximus for shares of the Company’s common stock, valued up to $3,000,000 pursuant to the terms and conditions of the Equity Exchange Agreement.

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

The Company currently anticipates the implementation of its business plan will require additional investment capital. The Company hopes to raise up to $10 million in equity financing in the next twelve months.  If we are successful in raising the necessary funds, we will use those funds to grow our consumer network and to acquire new customers through increased advertising, sales, and marketing product fulfillment, to fund product development providing additional product functionality, to provide working capital for strategic acquisitions and for other corporate purposes. However, there is no assurance that we will be able to raise any capital to implement our business plan.

Results of Operations

Three Months Ended July 31, 2014 compared to the Three Months Ended July 31, 2013

Revenues

Our revenues were $297,027 for the three months ended July 31, 2014 compared to $284,056 for the three months ended July 31, 2013. The decrease of $12,971 is due to a $90,618 reduction in Pringo contract revenues offset by a $103,589 increase in the Samy subscription revenues resulting primarily from increased barter transactions.

Cost of Revenues

Our cost of revenues was $20,951 for the three months ended July 31, 2014 compared to $36,774 for the three months July 31, 2013. The decrease is due to the lower labor costs to support Pringo customers as well as a reduction in hosting fees during the three months ended July 31, 2014.

Selling, General and Administrative Expenses

Our total selling, general and administrative expenses were $1,347,989 for the three months ended July 31, 2014 compared to $1,031,642 for the three months ended July 31, 2013. The $316,347 increase is primarily due to a $161,137 increase in stock compensation expense, $96,264 in higher marketing expenses and $76,266 in increased professional fees offset by the $8,800 reduction in travel and entertainment expenses.

Depreciation and Amortization

Depreciation and amortization was $506,215 for the three months ended July 31, 2014 compared to $490,359 for the three months ended July 31, 2013. The increase is due to the amortization related to additional intangible assets acquired in the acquisitions of Proximus Mobility LLC and ValuTex LLC.

Interest Income (Expense)

Net interest income was $4,183 for the three months ended July 31, 2014 compared to interest expense of $10,723 for the three months ended July 31, 2013. The increase in interest income for the three-month period in 2013 is attributable to higher amortization of the discount on the Middle East franchise revenue receivable.

Unrealized Foreign Currency Exchange Gain (Loss)

During the three months July 31, 2013, the Company incurred an unrealized foreign exchange gain of $5,836 related to transactions of Aixum. Aixum suspended operations on March 4, 2014 related to its discharge from bankruptcy.

Nine Months Ended July 31, 2014 compared to the Nine Months Ended July 31, 2013

Revenues

Our revenues were $924,974 for the nine months ended July 31, 2014 compared to $1,531,515 for the nine months ended July 31, 2013.  The $606,541 decrease is primarily due to $1,013,369 in international franchise license fees recognized in the nine months ended July 31, 2013 and a $168,723 reduction in Pringo contract revenues for the nine-month period in 2014.  Samy subscription revenues increased $575,551 in the nine months ended July 31, 2014 compared to the same period in 2013 resulting primarily from increased barter transactions ..

Cost of Revenues

Our cost of revenues was $77,387 for the nine months ended July 31, 2014 compared to $109,753 for the nine months ended July 31, 2013. The decrease is due to the lower labor costs to support Pringo customers offset and lower hosting fees during the nine- month period in July 31, 2014.

Selling, General and Administrative Expenses

Our total general and administration expenses were $5,097,378 for the nine months ended July 31, 2014 compared to $4,109,427 for the same nine-month period in 2013. The increase of $987,951 is primarily attributable to the a $869,831 increase in bad debt expense, $648,217 in increased stock compensation expense, $452,619 in higher marketing expenses and a $85,050 increase in professional fees partially offset by a $556,800 gain attributable to the discharge of liabilities associated with the Aixum bankruptcy and a decreases of $502,335 in salaries and contracted labor and $51,621 in travel and entertainment expenses.

Depreciation and Amortization

Depreciation and amortization was $1,756,131 for the nine months ended July 31, 2014 compared to $1,440,453 for the nine months ended July 31, 2013. The increase is primarily due to the amortization related to additional intangible assets acquired in the Proximus Mobility LLC and ValuText LLC acquisitions.

Interest Income

Net interest income was $18,750 for the nine months ended July 31, 2014 compared with interest income of $5,967 for the nine months ended July 31, 2013. The net interest income for the nine-month period in 2014 is attributable to increased amortization of the discount on the Middle East franchise revenue receivable.

Loss on Foreign Currency Exchange

During the nine months ended July 31, 2014, the Company incurred realized loss on foreign currency exchange of $65,033. The loss for the nine months ended July 31, 2014 was related to the reclassification of cumulated translation adjustment from other comprehensive loss to other expense due to the bankruptcy of Aixum.

Unrealized Foreign Currency Exchange Loss

During the nine months ended July 31, 2014, there was no unrealized foreign exchange gain or loss as the net assets of Aixum were written off in March of 2014. The Company incurred an unrealized foreign exchange of $1,165 during the nine-month period ended July 31, 2013 related to transactions of Aixum.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations. The Company has a net loss of $6,050,205; a working capital deficit of $1,612,028; net cash used in operations of $975,215 for the nine months ended July 31, 2014; and an accumulated deficit of $43,587,230 at July 31, 2014.  In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on the successful execution of management's plans, which include the expectation of raising debt or equity based capital, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to issue additional equity and incur additional liabilities with related parties to sustain the Company’s existence although no commitments for funding have been made and no assurance can be made that such commitments will be available on terms agreeable to the Company if at all.

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

Cash flows from operating activities

Cash used in operating activities for the nine months ended July 31, 2014 and 2013 was $975,215 and $1,489,592, respectively. The change is primarily due to lower salary and contracted labor fees and reduced travel and entertainment expenses offset by increased marketing expenses and professional fees.

Cash flows from investing activities

Cash used in investing activities for the nine months ended July 31, 2014 and 2013 was $172,328 and $374,619, respectively. The decrease is due primarily to decreased software development costs and reduced purchases of property and equipment.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended July, 31, 2014 and 2013 was $1,297,699 and $1,886,851, respectively. The cash provided by financing for both periods was primarily due to us completing approximately $965,310 and $1,876,868 of private placements, respectively. Additionally, the Company received a $112,166 advance and a $155,873 promissory note payable from a third party during the nine months ended July, 31, 2014. In the nine months ended July 31, 2014, the increase in the notes payable was $4,350 compared with $9,983 in the same nine-month period in 2013.

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

Samy provides digital loyalty and marketing solutions that drives engagement between brick and mortar stores and consumers.  Samy delivers consumer engagement on a Cost-Per Click (“CPC”) basis with the tools to create, manage and measure mobile commerce through its proprietary mobile CRM software.

MobileBits generates revenue on a CPC basis.  Samy CPC is defined as a user (depending on what category of ad they view) who subscribes to a branded mobile store within the Samy network, then selects an ad and clicks on an offer or coupon to learn more.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended  (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of the end of the period covered, that such that the information required to be disclosed in our “SEC” reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO, as appropriate to allow timely decisions regarding required disclosure. Our CEO and CFO concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures, that as of July 31, 2014, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended October 31, 2013.

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

On April 22, 2013, the Company executed a final settlement agreement with Majid Abai that dismissed the above action, released the Company from all claims and obligated the Company to pay Mr. Abai $25,964. Of this amount, $5,964 was paid on April 24, 2013 and the remaining $20,000 is payable on the earlier of receipt of the $200,000 owed the Company on an existing investment agreement or $5,000 on the first of each month beginning on June 1, 2013 with a final payment due on September 1, 2013. Beginning May, 7, 2013, interest accrued on the unpaid balance at 10% per annum until the amount owed is paid in full. As of July 31, 2014 and October 31, 2013, the outstanding amount owed is $350 of accrued interest.

Majid Abai and the Abai Group, Inc v. MobileBits Holding Corporation

On November 5, 2013, Majid Abai and the Abai Group, Inc. “Plaintiffs” served the Company with a summons and a complaint alleging claims for breach of his employment agreements.  Plaintiffs seek to recover the sum of approximately $225,689 plus attorney fees, cost and prejudgment interest.  On December 5, 2013, the Company filed a motion to dismiss the complaint.   A subsequent amended complaint was filed on June 19, 2014.  An Answer to the Amended Complaint was filed on August 25, 2014.

LOPAR, LLC; Michael Zeto and David Rippetoe v. Mobilebits Holding Corporation

On September 30, 2013, LOPAR, LLC (“LOPAR”), Michael Zeto (“Zeto”) and David Rippetoe (“Rippetoe”)(collectively the “Proximus Plaintiffs”) filed an action with the Superior court of Fulton County, Georgia (the “Georgia Court”), C.A. File No. 2013-CV-237131 (the “Civil Action”).

On December 5, 2013 and upon prior motion of the Proximus Plaintiffs, the Court in the Civil Action entered a Default Judgment against the Company: (i) directing it and its officers, agents, directors and all others acting in concert and participation with the Company to take all steps necessary to issue and effectuate the delivery of the following shares of the Company’s stock within fourteen days from the date of entry of the Default Judgment: (a) 13,878,307 shares to LOPAR; (b) 3,064,805 shares to Zeto; and (c) 2,402,568 to Rippetoe; (ii) granting the Proximus Plaintiffs jointly and severally, a monetary judgment of $44,470 in reasonable attorney's fees and expenses; and (iii) casting the costs of the Civil Action on the Company. The Company has filed motions opposing the Default Judgment in the Superior Court and has also filed a Notice of Appeal on the Default Judgment to the Georgia Court of Appeals. Subsequently, the Proximus Plaintiffs have filed a Supersedeas Bond Motion seeking an order requiring the Company to post a supersedeas bond with respect to the monetary portion of the Default Judgment and a Contempt Motion seeking a judicial finding against the Company for non-delivery of the Company’s common stock shares as ordered by the Default Judgment. On March 21, 2014, the Company issued share certificates to LOPAR, Zeto and Rippetoe in the shares amounts described above which are being held in escrow by Georgia Court of Appeals pending decisions by the Superior Court on the Company’s motion opposing the Default Judgment and the Court of Appeals on the Company’s Notice of Appeal on the Default Judgment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended July 31, 2014, the Company issued 13,342,000 of its common shares to investors for $2,280,650 including a $6,250 stock subscription receivable, of which $1,959,000 was included in stock payable as of October 31, 2013, $60,000 in exchange for services rendered and issued 19,345,680 of its common stock to the Proximus Plaintiffs in connection with the lawsuit which are held in escrow resolution of the Proiximus Plaintiffs lawsuit.

The issuance and sale of common stock as described above was an unregistered sale of securities issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation S of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Employment Agreement between MobileBits Holdings Corporation and Hussein Abu Hassan dated April 21, 2014
10.2	Revised Employment Agreement MobileBits Holdings Corporation and Hussein Abu Hassan dated July 2, 2014
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

MOBILEBITS HOLDINGS CORPORATION

Date: September 15, 2014	By:	/s/ Kent W.Kirschner
Kent W. Kirschner
Interim Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

