Form 10-K
period 2014-10-31
MobileBits Holdings Corp
filed 2015-02-13
CIK 1448780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file number: 000-156062

For the transition period from ___________ to ___________

MobileBits Holdings Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-3033276
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

5901 N. Honore Ave. Suite 110 Sarasota, FL.	34243
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of April 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the OTC Markets was $5,699,937

The number of shares outstanding of the registrant’s common stock as of February 13, 2015 was 135,094,389 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MobileBits Holdings Corporation

FORM 10-K

For the Fiscal Year Ended October 31, 2014

Forward Looking Statements

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

 CERTAIN TERMS USED IN THIS REPORT

As used in this Report, references to “MobileBits,” the “Company,” the “Registrant,” “MB,” “we,” “our” or “us” refer to MobileBits Holdings Corporation, including its subsidiaries, unless the context otherwise indicates.

PART I

ITEM 1.	BUSINESS

MobileBits is a publicly traded company on the OTC Markets (Symbol: MBIT.OB). The Company is the provider of Samy, a leading digital loyalty and marketing solution that drives engagement between brick and mortar stores and consumers.  Samy delivers consumer engagement on a Cost-Per-Click “CPC” basis with the tools to create, manage and measure mobile commerce through its proprietary mobile customer relationship management “CRM” software.

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

The Company entered into a Share Exchange Agreement, dated March 12, 2010 (the “ Share Exchange Agreement”) between the Company, MBC and the shareholders of MBC (the “MBC Shareholders”) pursuant to which MB acquired MBC, an early stage software development firm targeting its software at the mobile search market.

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

On, September 30, 2013, LOPAR, LLC (“LOPAR”), Mechael Zeto (“Zeto”) and David Rippetoe (“Rippetoe”) (collectively the “Proximus Plantiffs”. Owner of Proximus Mobility) filed an action with the Superior court of Fulton County, Georgia (the “Georgia Court”, C.A. File No. 2013-CV-237131 (the “Civil Action”).

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

ValuText LLC Acquisition

On May 7, 2013, the Company purchased JDN Development Company Inc.’s 50% membership interest in Value Text LLC (“ValuText”) for 250,000 warrants to purchase the Company’s common stock at an exercise price of $0.50 per share, of which 205,000 warrants were issued to JDN Development Company Inc. and 45,000 warrants were issued to the J Cohn Marketing Group, a Company that JDN Development Company Inc. owed money to. The remaining 50% interest in ValuText was acquired by the Company in connection with the acquisition of Proximus.

ValuText is a location-based, mobile marketing service specifically designed to drive sales and productivity at the company's prime commercial assets.

Principal Products, Services and Principal Markets

Today, MobileBits develops and delivers Mobile Commerce Network software solutions, best represented in current form by Samy, a leading digital loyalty and marketing solution that drives engagement between brick and mortar stores and consumers.  Samy delivers consumer engagement on a Cost-Per-Click (CPC) basis with the tools to create, manage and measure mobile commerce through its proprietary mobile “CRM”.

MobileBits generates revenue on a CPC basis.  CPC revenue is generated when a user (depending on what category of ad they view) who subscribes to a branded mobile store within the Samy network, then selects an ad and clicks on an offer or coupon to learn more as well as providing the user the ability to immediately purchase the offer in-store, in-app or save for later use.

MobileBits driven platforms are currently fully available in Switzerland, USA and Canada and promoted and distributed through retail real estate investments “REITS”, private commercial shopping centers, media publishers and large global brands.

Developing New Business Strategies

Over the next twelve months, we intend to continue growing our business by growing our consumer focused Samy network in the existing primary markets. Additionally we plan on expanding the utilization of mobile commerce network technologies into other primary markets, specific verticals and geographic regions through both organic efforts and through the sale of license plus royalty agreements to qualified partners in non-competing markets.

MB currently anticipates the implementation of its business plan will require additional investment capital. The Company hopes to raise up to $10 million in equity to continue funding  its network growth  and operations.  If we are successful in raising the necessary funds, we will use those funds to grow our partner network, white label license partners, and consumer network through increased advertising, sales, and marketing product fulfillment. Additionally, these proceeds will be implemented to fund product development, provide additional product functionality, as well as to provide working capital for strategic acquisitions and for other corporate purposes.

Organization & Subsidiaries

MobileBits owns five subsidiaries as the results of following M&A activities:

As a result of the Stock Exchange Agreement between MobileBits and MobileBits Corporation, closed on March 12, 2010, the Company owns 100% of the outstanding common stock of MobileBits Corporation.

As a result of the Merger Agreement between MobileBits and Pringo Inc., closed on December 6, 2011, the Company owns 100% of the outstanding common stock of Pringo Inc.

As a result of the Share Exchange Agreement between MobileBits and Aixum, closed on September 28, 2012, the Company owns 100% of the outstanding common stock of Aixum, based in Lichtenstein.

As a result of the formation of MBPM on May 2, 2013 and through Equity Exchange Agreements with Proximus members, MobileBits acquired a 51% interest in MBPM.

As a result of the issuance of 250,000 warrants on May 7, 2013 to JDN Development Company Inc. and the J Cohn Marketing Group, the Company acquired a 50% interest in ValuText.  The Company acquired the remaining 50% interest in ValuText in connection with its acquisition of Proxiums.

MobileBits does not have any other subsidiaries.

Products & Services

Products

MobileBits technology solutions provide for a proprietary mobile CRM that includes a complete set of cloud based tools to connect with, create and manage mobile campaigns, deals, offers, loyalty and rewards to a subscribed mobile consumer. To businesses, MB provides a single self-serve mobile marketing & loyalty platform and mobile presence without the need to build and manage their own application strategy. MB technology provides businesses the online tools to create, design and publish their offers, coupons, promotions, loyalty cards and gift cards to their own branded mobile storefront within a network framework, or ‘mobile mall’. To consumers, the experiences provide a single utility application and experience where a shopper can quickly and easily view potentially thousands of branded storefronts and be alerted of special offers, purchase products or services, earn rewards, obtain local information and seamlessly integrate their loyalty cards with their mobile devices.

Merchants enroll in MB powered “Mobile Malls” and maintain a branded mobile storefront to connect with targeted local mobile customers (“subscribers”). The technology platform provides partners, brands, merchants, and retailers all the necessary tools to create and capitalize on hyper local marketing and engagement opportunities with customers that are nearby. Unique embedded tools allow for the configuration of:

1. Real-time mobile offers and message campaigns;

2. Integration of loyalty and reward programs;

3. Creation of mobile surveys around new locations, menu items/product lines, and more;

4. Admin dashboard tool for performance, reporting and ROI measurement;

5. Self-serve content management for unique development of mobile application storefront;

6. Integrate mobile commerce functions;

7. Enable targeted offers through GPS geo fencing.

8. Embed social media - YouTube, Twitter, Facebook, plus others

Services

MobileBits offers businesses the following services:

1. Management and support of a cloud mobile application and online mobile CRM software;

2. System integration and customization for larger organizations and partners;

3. Support & Maintenance - technical support and automatic version updates.

Software Architecture

At the foundation of the MobileBits platform is our Pringo Connect development platform, a standard LAMP stack (Linux, Apache, MySQL, and PHP) content management system and a social and development platform. The LAMP structure is scalable, proven and easily updatable.  The core codebase is propriety, but any installation can be fully customized based on robust set of abstraction layers. A typical instance is entirely deployed on and leverages the latest cloud computing structure. Pringo Connect facilitates extensibility to third party software systems like point of sale (POS), Gift Cards, Commerce and Loyalty software systems typically installed by a merchant or retailer. Our mobile applications are created in both native OS and HTML5 with native OS wrapper software.

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

5. Social Media based framework

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

Value Proposition of a Mobile Commerce Network Deployment

MobileBits technology extends the same optimal shopping experience of a mall or shopping center into a digital, 'Mobile Mall'.  It provides consumers with a single application to connect with any number of their favorite stores, view offers, receive and store coupons, receive promotions and earn rewards.  Mobile consumers collect and gather their favorite restaurants, stores, retailers, deals, loyalty programs and more right on their smartphone; resulting in a personalized shopping experience that doesn’t require them to install dozens of individual retail apps

Just as the traditional mall experience provides shoppers with the opportunity to view many different types of vendors all in one place, MobileBits extends the same optimal shopping experience onto a mobile device, i.e. “Mobile Mall”.

Any consumer using a MobileBits powered application can customize their choices to meet their tastes and needs to avoid marketing message fatigue. The consumer can select what type of vendors they are interested in by subscribing to one or many brands. They can easily filter the types of products and services that interest them, while at the same time view everything in the network. All this and more is provided through one application. Businesses benefit through having their own, easily managed, branded storefront.

Revenue Management

MobileBits generates revenue primarily through software licensing and CPC fees. CPC are associated with a user selecting and clicking on content created by merchants who are building ‘storefronts’ in MobileBits’ powered environments.

Legacy Pringo Connect or other license revenue consists principally of revenue earned under software license agreements. License revenue is generally recognized when a signed contract or other persuasive evidence of an arrangement exists, the software has been electronically delivered, the license fee is fixed or is measured on a paid user basis; and collection of the resulting receivable is probable. When contracts contain multiple elements wherein Vendor-Specific Objective Evidence (“VSOE”) exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method.” VSOE of fair value for maintenance and support is established by a stated renewal rate, if substantive, included in the license arrangement or rates charged in stand-alone sales of maintenance and support. Revenue from subscription license agreements, which include software, rights to unspecified future products and maintenance, is recognized ratably over the term of the subscription period.

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

Market Entry Strategy

MobileBits enters regions and markets through the use of an organic strategy in primary markets through the use of a direct sales team, resellers and referral agents representing MobileBits technology in each region and market. MobileBits enters non-primary regions and markets through qualified OEM resellers that acquire a franchise to resell, represent and operate the MobileBits product.

Customers

MobileBits and MobileBits’ reseller partner customers include merchants and their marketing agencies who are tasked with managing advertising and marketing programs on their behalf.

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

Pricing Strategy & Structure

Samy Revenue

Samy software is priced on a CPC business model. The standard agreement includes 1 year term automatically renewed for additional terms. The contracts also have an optional 30 day termination provision.

Pringo Connect Revenue

MobileBits also generates legacy revenue from the licensing of Pringo Connect. The standard agreement includes 1 to 3-year terms.

Work-For-Hire

MobileBits also generates revenue from accompanying professional services related to Mobile Commerce Network and Pringo Connect deployments on a per hour basis, this is typically for customization of specific larger implementations.

Competition

MobileBits feels it has a unique advantage in the marketplace due to its technology offering, integrated merchant suite, ease of integration into legacy enterprise software and unique business model.

There are numerous deal engines, gift card solutions and loyalty programs in the marketplace not to mention a growing array of mobile wallet technology solutions. The vast majority of these competitors offer differing solutions to accomplish specific goals. In contrast, the mobile commerce network platform concept seeks to expand on the specific technical solutions to create a more all-encompassing environment for each to be embedded to offer a more complete shopping experience to consumers in the physical world.

The following is an abbreviated list of key competitors:

•	Key Ring (recently acquired by Gannett);
•	Where (recently acquired by eBay);
•	Shop Kick;
•	Retail Me Not;
•	Foursquare;
•	Yelp Inc.;
•	Facebook;
•	Google;
•	eBay;
•	Groupon;
•	Living Social.

Intellectual Property

All MobileBits’ software and expertise created by the Company is proprietary, intellectual property.  The Company anticipates certain processes and methodologies to be patentable. All trademarks, rights and copyrights are owned by MobileBits. Some components of SAMY are patent pending. MobileBits owns all the trademarks associated with SAMY, MobileBits and Pringo.

Properties

MobileBits’ principal office is located at 5901 N. Honore Ave., Suite 110, Sarasota, FL. The rent, for a thirteen month lease period, is $5,414 per month and expires on May 31, 2015.

Employees and Contract Workers

MobileBits currently has three officers managing its day to day operations related to business, accounting, legal, marketing, technology and investor relations.  The Company has 9 full-time employees in addition to various contracted firms, supporting legal, investor relations and product development activities.

ITEM 1.A	RISK FACTORS

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

THE GLOBAL ECONOMIC DOWNTURN HAS RESULTED IN VERY WEAK RISK INVESTMENT ENVIROMENT WHICH COULD HAVE A SIGNIFICANT NEGATIVE IMPACT ON US.

The world continues to face a slowed economic environment. This environment has impacted investor perception of the risk associated with investment in early-stage companies.

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

OUR COMMON STOCK IS CLASSIFIED AS A “PENNY STOCK” AS THAT TERM IS GENERALLY DEFINED IN THE EXCHANGE ACT, TO MEAN EQUITY SECURITIES WITH A PRICE OF LESS THAN $5.00. OUR COMMON STOCK WILL BE SUBJECT TO RULES THAT IMPOSE SALES PRACTICE AND DISCLOSURE REQUIREMENTS ON BROKER-DEALERS WHO ENGAGE IN CERTAIN TRANSACTIONS INVOLVING A PENNY STOCK.

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

Rule 3a51-1 of the Securities Exchange Act of 1934 as amended, the (“Exchange Act”), establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our Common Stock.

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

The Company now maintains its principal office in Sarasota, Florida located at 5901 N. Honore Ave, Suite 110. On March 1, 2012, the Company entered into a twelve-month lease for $3,875 per month. On March 1, 2013, the Company entered into a twelve-month lease for $5,275 per month. On May 1, 2014, the Company entered into a thirteen-month lease for $5,414 per month.

ITEM 3.	LEGAL PROCEEDINGS

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

On April 22, 2013, the Company executed a final settlement agreement with Majid Abai that dismissed the above action, released the Company from all claims and obligated the Company to pay Mr. Abai $25,964. Of this amount, $5,964 was paid on April 24, 2013 and the remaining $20,000 is payable on the earlier of receipt of the $200,000 owed the Company on an existing investment agreement or $5,000 on the first of each month beginning on June 1, 2013 with a final payment due on September 1, 2013. Beginning May 7, 2013, interest accrued on the unpaid balance at 10% per annum until the amount owed is paid in full. As of October 31, 2014, no amounts were owed related to this matter.

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

On December 8, 2014, the Company executed a final settlement agreement with the Plaintiffs that dismissed the above action, released the Company from all claims and obligated the Company to pay the Plaintiffs $228,000 in cash and common stock of MobileBits Holdings Corporation as follows:

Stock Consideration: Within 5 business days of December 8, 2014 issue 2,000,000 of common stock at $0.02 per share or the equivalent of $40,000, which the Company issued in December 2014.

Cash Consideration: Within 5 business days from December 8, 2014 the Company is to make a $20,000 payment and additional $20,000 payments on December 24, 2014 and January 24, 2015. The remaining $128,000 shall be paid as follows: If the Company’s total gross monthly revenues exceed $22,500 in any month, commencing with January 2015, the Company shall make a $7,000 payment by the 24th of the following month. If the Company’s total monthly gross revenues do not exceed $22,500 in any month, commencing with January 2015, the Company share make a $2,000 payment by the 24th of the following month. In addition, if the Company receives an equity investment of $500,000 the Company shall make a payment of $10,000 for $500,000 received. The Plaintiff has an option to forego $40,000 of the cash consideration and accept an equivalent amount of the Company’s common stock.

As of October 31, 2014, the Company had accrued approximately $228,000 in accrued expenses related to the settlement of this lawsuit.

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

On December 5, 2014, the Company executed a final settlement agreement with the Bit by Bit Plaintiffs that dismissed the above action, released the Company from all claims and that the Company would accept Alex Fleyshmakher as a member of the Board of Directors of the Company, provide an exclusive right of first refusal, for 10 years commencing on December 5, 2014 to market, promote, offer for sale, sell, license, distribute, commercialize, and otherwise exploit in Russia and the Ukraine. All revenue from these rights shall first be applied to recoup the Bit by Bit Plaintiffs out-of-pocket costs in connection with establishing the operation. Thereafter, 50% of the annual profits shall be allocated and paid out to the Bit By Bit Plaintiffs. In addition, the Company shall issue 2,000,000 shares of the Company’s common stock at $0.05 per share. With the execution of this agreement, the Company agreed to pay the Bit By Bit Plaintiffs $100,000 no later than three years from this execution of the agreement with the promissory note bearing 5% interest in the second year and 7% in the third year. As of October 31, 2014, the Company had $100,000 recorded in accounts payable and accrued expenses related to this matter. In February 2015 the Company issued 2,000,000 shares of common stock to Bit by Bit LLC.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Markets under the symbol MBIT.OB.  There has been limited trading in our common stock.

Holders

As of October 31, 2014, we had 329 shareholders of our Common Stock.

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

Please refer to “ Forward Looking Statements” following the Index in the front of this Form 10-K and Item 1A “Risk Factors on pages 8 through 11.

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

On December 6, 2011, we, through Merger Sub, Inc completed a merger with Pringo, Inc. pursuant to a Merger Agreement dated June 23, 2011 (the “Pringo Merger”). As a result of the Merger, Merger Sub merged with and into Pringo, with Pringo surviving the Merger as our wholly owned subsidiary.

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

On September 28, 2012, the Company completed a share exchange with Aixum Tec AG, pursuant to a Stock Exchange Agreement, dated May 21, 2012. As a result of the share exchange Aixum is a wholly-owned subsidiary of MobileBits.

Pursuant to the Stock Exchange Agreement, at the closing of the share exchange each seller (a “seller”, and collectively, the “Sellers”) sold to the Company its shares of Aixum (the “Transferred Shares”). In consideration for the Transferred Shares, the Company issued to each Seller such seller’s pro rata portion of a number of shares of the Common Stock, par value $0.001 per share, of the Company, equal to (A) 6,666,667 minus (B) the sum of (i) the Liability Shares (as defined in the Stock Exchange Agreement), if any, plus (ii) the Cost Shares (as defined in the Stock Exchange Agreement), if any. On the Closing Date, MobileBits issued an aggregate of 5,803,061 of its Common Stock to the Sellers.

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

On, September 30, 2013, LOPAR, LLC (“LOPAR”), Mechael Zeto (“Zeto”) and David Rippetoe (“Rippetoe”) (collectively the “Proximus Plantiffs”. Owner of Proximus Mobility) filed an action with the Superior court of Fulton County, Georgia (the “Georgia Court”, C.A. File No. 2013-CV-237131 (the “Civil Action”).

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

Results of Operations

Fiscal Year Ended October 31, 2014 Compared to Fiscal Year Ended October 31, 2013

Revenues

Our revenues from our operations for the year ended October 31, 2014 were $417,868 compared to $1,843,944 for the year ended October 31, 2013. The $1,415,076 decrease in revenues was primarily due to the fact that there was no franchise license revenue in fiscal 2014 compared with $1,063,369 in fiscal 2013, primarily from the licensing the franchise for the Middle East territories.

Cost of Revenues

Our cost of revenues was $96,341 for the year ended October 31, 2014 compared to $139,632 for the year ended October 31, 2013. The decrease is due to the lower labor costs to support Pringo customers and lower hosting fees during the fiscal year ended October 31, 2014.

General and Administrative Expenses

Our total general and administration expenses were $6,029,729 for the fiscal year ended October 31, 2014 compared to $5,377,429 for the fiscal year ended October 31, 2013.  The increase of $652,300 is primarily due to a $754,196 increase in bad debt expense.

Gain on Bankruptcy

During the year ended October 31, 2014, a foreign wholly-owned subsidiary declared bankruptcy. The Company recorded a gain on bankruptcy of $556,800 as a result of the legal discharge of the liabilities in connection with this bankruptcy.

Goodwill and Intangibles Impairment

In 2014, the Company recorded a $1,383,193 impairment of goodwill related to Aixum, Proximus and ValuText acquisitions as well as a $2,627,318 impairment of intangible assets related to the Aixum, Pringo, Proximus and ValuText acquisitions. In 2013, the Company recorded a $15,564,369 impairment of goodwill related to the Pringo acquisition as a result of the Company modifying the original business plan and integrating the Pringo platform into the Samy business.

Amortization and Depreciation

Amortization and depreciation was $2,595,694 for the year ended October 31, 2014 compared to $2,158,679 for the year ended October 31, 2013.   The increase is primarily due to the amortization related to additional intangible assets acquired in the Proximus Mobility LLC and ValuText LLC acquisitions.

Interest Income/Expense, net

Net interest income was $16,708 for the fiscal year October 31, 2014 compared with interest income of $10,517 for the fiscal year October 31, 2013. The net interest income for the both fiscal years is attributable to increased amortization of the discount on the Middle East franchise revenue receivable.

Foreign Currency Exchange Gain (Loss)

During the fiscal year October 31, 2014, the Company incurred a loss on foreign currency exchange of $61,460 compared to a $22,319 gain for the fiscal year October 31, 2013. The loss for the year ended October 31, 2014 was related to the reclassification of cumulated translation adjustment from other comprehensive loss to other expense due to the bankruptcy of Aixum.

Liquidity and Capital Resources

As of October 31, 2014, we had cash balance of $427,152 compared with a negative cash balance of $11,863 (reflected in accounts payable) of October 31, 2013. The increase in cash is primarily cash provided by financing activities, reduced spending on software development and property and equipment offset by operating losses and movements in working capital.  The Company had a working capital deficit of $1,249,284 at October 31, 2014 compared to a working capital deficit of $5,086,439 at October 31, 2013. The Company has an accumulated deficit at October 31, 2013 of $49,337,719 and $1,340,476 of cash used in operations during the fiscal year October 31, 2014. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The use of proceeds from our unregistered common share sales that occurred for the fiscal years ending October 31, 2014 and 2013 were primarily used for salaries, product development, consulting fees, office expenses, travel costs, professional fees, advertising/marketing, and working capital.

We are currently seeking funding for our plan of operations. We intend to seek funding in order to continue our marketing plan, continue building our customer/merchant base and expand into new markets.  To achieve our goals, a large portion of the funds raised will be invested in advertising/ marketing our product and an increase in headcount to support our expansion plans. Our success is contingent upon having enough capital to build enough customers to support the business. We expect to raise additional funds within the next 6-8 months. A private placement is the most likely scenario for the Company to achieve success in raising additional funds for its operations.

Cash used in operating activities

Cash used in operating activities for the years ended October 31, 2014 and 2013 were $1,340,476 and $1,800,310, respectively. The decrease in fiscal 2014 was due to lower operating expenses, which resulted in lower cash outflows in operations.

Cash used in investing activities

Cash used in investing activities for the years ended October 31, 2014 and 2013 were $300,571 and $500,163, respectively. The decrease in fiscal 2014 is due to reduced spending on software development and property and equipment.

Cash flow from financing activities

Cash provided by financing activities for the years ended October 31, 2014 and 2013 were $2,124,971 and $2,169,933, respectively. The majority of cash provided by financing activities for both years resulted from private placements of common stock for cash.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MobileBits Holdings Corporation

Consolidated Financial Statements

As of and for the Years Ended October 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MobileBits Holdings Corporation

Sarasota, Florida

We have audited the accompanying consolidated balance sheets of MobileBits Holdings Corporation (the “Company”) as of October 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

February 13, 2015

MobileBits Holdings Corporation

Consolidated Balance Sheets

	October 31,	October 31,
	2014	2013
ASSETS
Current assets:
Cash	$427,152	$-
Accounts receivable, net of allowance for doubtful accounts and discounts	11,659	608,850
Prepaid expenses and other current assets	27,054	44,507
Total current assets	465,865	653,357

Property and equipment, net of accumulated depreciation	24,309	41,419
Software development costs, net of accumulated amortization	492,081	476,112
Accounts receivable non-current, net of discounts	-	287,985
Intangible assets, net of accumulated amortization	1,356,286	6,277,586
Goodwill	-	1,383,193

TOTAL ASSETS	$2,338,541	$9,119,652

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$916,142	$743,027
Accounts payable and accrued expenses – related parties	300,081	616,498
Stock payable	425,151	4,309,000
Note payable – related parties	71,725	65,758
Deferred revenues	2,050	5,513
Total current liabilities	1,715,149	5,739,796

Redeemable common stock, 24,000,000 and 0 shares issued and outstanding, respectively	1,200,000	-

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 107,094,389 and 74,406,709 shares issued and outstanding, respectively	107,095	74,407
Additional paid-in capital	48,654,016	40,845,162
Accumulated deficit	(49,337,719)	(37,535,025)
Accumulated other comprehensive loss	-	(4,688)
Total stockholders' equity (deficit)	(576,608)	3,379,856

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,338,541	$9,119,652

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended October 31,
	2014	2013

REVENUES
Franchise license revenue	$-	$1,063,369
Samy subscription revenue	62,414	404,761
Pringo contract revenue	355,454	375,814
Total revenues	417,868	1,843,944

COST OF REVENUES	96,341	139,632

GROSS PROFIT	321,527	1,704,312

OPERATING EXPENSES:
Selling, general and administrative	6,029,729	5,377,429
Impairment of goodwill and intangible assets	4,010,511	15,564,369
Depreciation and amortization	2,596,029	2,158,679
Total operating expenses	12,636,269	23,100,477

LOSS FROM OPERATIONS	(12,314,742)	(21,396,165)

OTHER INCOME (EXPENSE):
Gain on bankruptcy	556,800	-
Foreign currency exchange gain (loss)	(61,460)	22,319
Interest income, net	16,708	10,517

NET LOSS	(11,802,694)	(21,363,329)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation gain	4,688	191
TOTAL COMPREHENSIVE LOSS	$(11,798,006)	$(21,363,138)

Net loss per common share - basic and diluted	$(0.12)	$(0.31)

Weighted average number of common shares outstanding - basic and diluted	99,503,256	68,688,422

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended October 31, 2014 and 2013

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances - October 31, 2012	65,182,188	$65,182	$37,233,950	$(16,171,696)	$(4,879)	$21,122,557
Common shares issued for services rendered	89,472	90	22,278			22,368
Proceeds from the sale of common stock ($0.11/share), net	9,135,049	9,135	962,365			971,500
Fair value of stock options issued in connection with the acquisition of ValuText LLC			60,528			60,528
Amortization of fair value of stock options/warrants			2,566,041	-		2,566,041
Net loss			-	(21,363,329)		(21,363,329)
Foreign currency translation gain					191	191
Balances - October 31, 2013	74,406,709	74,407	40,845,162	(37,535,025)	(4,688)	3,379,856

Common shares issued for services rendered	1,000,000	1,000	59,000			60,000
Proceeds from the sale of common stock ($0.10/share), net	12,342,000	12,342	2,268,308			2,280,650
Fair value of common stock issued in connection with the acquisition of Proximus Mobility, LLC	19,345,680	19,346	2,555,504			2,574,850
Amortization of fair value of stock options/warrants	-		2,926,042			2,926,042
Net loss	-			(11,802,694)		(11,802,694)
Foreign currency translation gain	-				4,688	4,688
Balances - October 31, 2014	107,094,389	$107,095	$48,654,016	$(49,337,719)	$-	$(576,608)

See accompanying summary of accounting policies and notes to consolidated financial statements.

MobileBits Holdings Corporation

Consolidated Statements of Cash Flows

	For the Year Ended
	October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,802,694)	$(21,363,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	873,388	119,242
Write-off of marketable securities	-	222
Loss on disposal of property and equipment	-	1,897
Stock-based compensation	2,926,042	2,566,041
Common stock issued for services	60,000	-
Depreciation and amortization	2,596,029	2,158,679
Impairment of intangible assets	2,627,318	-
Impairment of goodwill	1,383,193	15,564,369
Gain on bankruptcy	556,800	-
Foreign currency exchange loss (gain)	61,460	(22,319)
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	25,112	(921,019)
Decrease in prepaid expenses and other current assets	17,453	18,254
Increase in accounts payable and accrued expenses	(102,425)	95,420
Decrease in accounts payable and accrued expenses – related parties	(539,119)	(14,380)
Decrease in deferred revenues	(23,033)	(3,387)
Net cash used in operating activities	(1,340,476)	(1,800,310)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,500)	(30,713)
Software development costs incurred	(296,071)	(469,450)
Net cash used in investing activities	(300,571)	(500,163)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	11,433
Advance from third party, net	112,166	-
Proceeds from promissory note payable	155,873	-
Proceeds from sale of common stock, net of offering costs	971,651	2,158,500
Proceeds from the issuance of redeemable common stock	885,281	-
Net cash provided by financing activities	2,124,971	2,169,933

Effect of exchange rate changes on cash	(56,772)	8,112

Net increase (decrease) in cash	427,152	(122,428)
Cash at beginning of year	-	122,428
Cash at end of year	$427,152	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$2,511	$2,863
Income tax	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Redeemable common shares issued for accounts payable	$46,680	$22,368
Redeemable common shares issued for advances	$112,166	$-
Redeemable common shares issued for promissory note	$155,873	$-
Common shares issued for stock payable	$-	$122,000
Fair value of warrants issued to acquire ValuText LLC	$-	$60,528
Fair value of stock payable recorded to acquire MBPM from Proximus Mobility	$-	$3,000,000

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

Aixum Acquisition

On September 28, 2012, the Company completed a share exchange with Aixum Tec AG, a Liechtenstein Company (“Aixum”), pursuant to a Stock Exchange Agreement (the “Stock Exchange Agreement”), dated May 21, 2012 (the “Stock Exchange”). As a result of the share exchange Aixum is a wholly-owned subsidiary of MobileBits.

Pursuant to the Stock Exchange Agreement, at the closing of the share exchange each seller (a “seller”, and collectively, the “Sellers”) sold to the Company its shares of Aixum (the “Transferred Shares”). In consideration for the Transferred Shares, the Company issued to each Seller such seller’s pro rata portion of a number of shares of the Common Stock, par value $0.001 per share, of the Company, equal to (A) 6,666,667 minus (B) the sum of (i) the Liability Shares (as defined in the Stock Exchange Agreement), if any, plus (ii) the Cost Shares (as defined in the Stock Exchange Agreement), if any. On the Closing Date, MobileBits issued an aggregate of 5,803,061 of its Common Stock to the Sellers valued at $2,901,531.

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

Significant estimates made by the Company in fiscal 2014 and fiscal 2013 included: 1)  100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses; 2) inputs used in its option-pricing model to calculate the Company share-based compensation arrangements; 3) allowance estimated for doubtful accounts; 4) assumptions used in the valuation models to calculate the fair values of assets acquired and liabilities assumed under acquisitions; and 5) assumptions used in the projections and discounted cash flows analysis to assess asset impairment.

Principles of Consolidation

The consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

We consider short term, highly liquid investments that have an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances in two financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation (“FDIC”). At October 31, 2014, the Company had a $427,152 of which $320,269 is insured. At October 31, 2013, the Company had a negative cash balance of $11,863 which has been reclassified to accounts payable.

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

The $222 value of the Company’s investment in marketable securities was written-off during the year ended October 31, 2013.

Accounts Receivable and Allowance for Bad Debt

Accounts receivable are determined during the period based upon invoices and credits issued and reduced by cash collections.  Amounts not due within a one year period are recorded as account receivable non-current, net of any discount.  As of October 31, 2013, accounts receivable non-current was $287,985, net of a discount of $45,349.

The allowance for doubtful accounts is based on the Company’s past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowance for doubtful accounts is determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At October 31, 2014 and 2013, the allowance for doubtful accounts totaled $22,612 and $119,194, respectively. For the fiscal years ended October 31, 2014 and 2013, the Company recorded bad debt expense of $873,388 and $119,242, respectively.

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

The Company has adopted ASC Topic 740 “Accounting for Uncertainty in Income Taxes” which prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  ASC 740 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. As of October 31, 2014 and 2013, the Company had not recorded any tax benefits from uncertain tax positions.

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

Samy provides digital loyalty and marketing solutions that drives engagement between brick and mortar stores and consumers.  Samy delivers consumer engagement on a Cost-Per-Click (CPC) basis with the tools to create, manage and measure mobile commerce through its proprietary mobile CRM software.

MobileBits generates revenue on a CPC basis.  Samy CPCA is defined as a user (depending on what category of ad they view) who subscribes to a branded mobile store within the Samy network, then selects an ad and clicks on an offer or coupon to learn more providing the user the ability to immediately purchase the offer in-store, in-app or save for later use.

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

Earnings (Loss) per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potentially dilutive shares of common stock if their potentially dilutive effect is anti-dilutive. As of October 31, 2014 and 2013, there were 30,646,142 units and 24,579,475 units of stock options issued and outstanding, respectively.

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

Subsequent Events

The Company has evaluated all transactions occurring between the end of its fiscal year, October 31, 2014, through the date of issuance of the consolidated financial statements for subsequent event disclosure consideration.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for determining which disposals can be presented as a discontinued operation and modifies existing disclosure requirements. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company adopted this pronouncement during the year ended October 31, 2014.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management of a company to evaluate whether there is substantial doubt about the company’s ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations. The Company has a net loss of $11,802,694, working capital deficit of $1,249,284 and net cash used in operations of $1,340,476 for the year ended October 31, 2014, and an accumulated deficit of $49,337,719 at October 31, 2014.  In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

As of October 31, 2014, the Company performed its annual goodwill impairment assessment and concluded that the goodwill balance of $824,735 was impaired and recorded the impairment of goodwill due to the Company’s inability to provide the required financial marketing support for the DDR Corp. (“DDR”) mall locations to increase the number of users and merchants of Samy. For the same reason, the Company concluded that the remaining intangible asset balance related to customer relationships as of October 31, 2014 of $1,522,954 was also impaired and similarly recorded the impairment of intangible assets.

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

As of October 31, 2014, the Company performed its annual goodwill impairment assessment and concluded that the goodwill balance of $15,793 was impaired and recorded the impairment of goodwill due to the Company’s inability generate future cash flows from this entity. For the same reason, the Company concluded that the remaining intangible asset balance related to customer relationships as of October 31, 2014, of $31,314 was also impaired and similarly recorded the impairment of intangible assets.

NOTE 5 – AIXUM TEC AG BANKRUPTCY

On December 17, 2013, Aixum filed for bankruptcy in Liechtenstein. Creditors had until February 17, 2014 to make a payment of 15,000 CHF (approximately $16,690 USD) to file their claim with the court and have a receiver appointed to distribute any remaining net assets. On March 4, 2014, the Company received notice from the Liechtenstein District Court that it dismissed the application to begin bankruptcy proceedings and ordered deletion of Aixum from the Liechtenstein Public Register.  The assets and liabilities of Aixum were written off as of March 4, 2014 resulting in a net gain of $556,800.

NOTE 6 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment the Company had at October 31, 2014 and 2013:

	Estimated	October 31,	October 31,
	Useful Lives	2014	2013
Furniture and fixtures	5	$8,481	$8,481
Equipment	5	17,552	22,090
Website and database	3-5	56,602	56,602
Effect of exchange rate changes		-	(536)
Subtotal		82,635	86,637
Less: accumulated depreciation		(58,326)	(45,218)
Property and equipment, net		$24,309	$41,419

For the years ended October 31, 2014 and 2013, the Company recognized depreciation expense of $21,610 and $27,619, respectively.

NOTE 7 – SOFTWARE DEVELOPMENT COSTS

The following is a summary of the Company’s software development costs at October 31, 2014 and 2013:

	October 31,	October 31,
	2014	2013
Software development costs incurred	$945,251	$677,577
Effect of exchange rate changes	-	14,934
Subtotal	945,251	692,491
Less: accumulated amortization	(453,170)	(216,379)
Software development costs, net	$492,081	$476,112

For the years ended October 31, 2014 and 2013, total amortization expense was $280,102 and $168,005, respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

The following is a summary of the Company’s intangible assets at October 31, 2014 and 2013:

	Estimated Useful Lives	October 31, 2014	October 31, 2013
Domain name	Indefinite	$20,100	$20,100
Developed technology – software	3	3,780,000	3,780,000
Customer relationships	5	1,010,000	3,920,000
Trade name	10	400,000	1,410,000
Subtotal		5,210,100	9,130,100
Less: accumulated amortization		(3,853,814)	(2,852,514)
Intangible assets, net		$1,356,286	$6,277,586

For the years ended October 31, 2014 and 2013, the Company recognized amortization expense of $2,293,982 and $1,963,055, respectively. During the year ended October 31, 2014, the Company recorded impairment expense of $2,178,443 on its customer relationships and $448,875 on its trade name.

The Company’s recorded the following impairments during the year ended October 31, 2014:

	Customer relationships	Trade name	Total
Proximus	$1,522,954	$-	$1,522,954
ValuText	31,314	-	31,314
Pringo	-	448,875	448,875
Aixum	624,175	-	624,175
Total	$2,178,443	$448,875	$2,627,318

This combined charge of $2,627,318 reflects the impact of the Company’s inability to demonstrate positive future estimated cash flows from these intangible assets.

 The Company’s annual assessment of goodwill as of October 31, 2014 concluded that the remaining balance of goodwill including Aixum’s balance of $542,666, Proximus Mobility LLC’s balance of $824,734 and ValuText LLC’s balance of $15,793 were impaired. This combined charge of $1,383,193 charge reflects the impact of the Company’s inability to provide the required financial marketing support for the DDR mall locations to increase the number of users and merchants of Samy.

The Company’s annual assessment of goodwill as of October 31, 2013 concluded that the value of Pringo’s remaining goodwill balance of $15,564,369 was impaired. This charge reflects the impact of the continuing decline in the Company’s common stock price as well as an evaluation of the present value of Pringo’s future net cash flows.

NOTE 9 – NOTES PAYABLE – RELATED PARTY

The Company assumed a related party promissory note in the amount of $110,000 in the Pringo Merger, accruing interest at 10% per annum. On February 1, 2012, the note was extended through June 30, 2012 with the full balance of the $110,000 to be repaid by June 30, 2012.  The principal and accrued interest on the note as of October 31, 2014 and 2013 was $71,725 and $65,758, respectively. The note is currently in default and the Company is negotiating a payment plan with the promissory note holder to pay off the balance.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of October 31, 2014, the Company had outstanding payables to related parties of the Company in the amount of $300,081. Walter Kostiuk, the former CEO, is owed $164,381 primarily for commissions on sale of the Company’s common stock and unpaid salary. In addition, Hussein Abu Hassan is entitled to a guaranteed bonus of $150,000 and a tax gross up on his total compensation. His accrued bonus for fiscal year 2014 is $75,000 and the tax gross up on fiscal year total compensation is $60,700.

As of October 31, 2013, $228,000 was owed to The Abai Group, Inc. for the services performed and $350 for accrued interest; $164,381 was owed to Walter Kostiuk primarily for commissions on sale of the Company’s common stock and unpaid salary $223,767 was owed to Andrew Marshall for unpaid salary and expenses. During the year ended October 31, 2013, the Company paid Walter Kostiuk $25,000 related to a Market Capitalization Bonus pursuant to his employment agreement. In January 2013, the Company engaged Andrea Kostiuk, wife of Walter Kostiuk, as an independent contractor to provide marketing support services. The contract provides for her to receive $2,240 per month which was increased to $2,800 as of September 1, 2013. For the year ended October 31, 2013, her fees totaled $21,280 and there were no unpaid fees as of October 31, 2013.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Majid Abai and the Abai Group, Inc v. MobileBits Holding Corporation

On November 5, 2013, Majid Abai and the Abai Group, Inc. (“Abai Plaintiffs”) served the Company with a summons and a complaint alleging claims for breach of his employment agreements.  Abai Plaintiffs seek to recover the sum of approximately $226,000 plus attorney fees, cost and prejudgment interest.  On December 5, 2013, the Company filed a motion to dismiss the complaint. The Company is contesting the Abai Plaintiffs’ claims. A subsequent amended complaint was filed on June 19, 2014.  An Answer to the Amended Complaint was filed on August 25, 2014. At October 31, 2014, the Company had recorded approximately $228,000 in accounts payable and accrued liabilities related to this matter.

See Note 19 for terms of the settlement with the Abai Plaintiffs.

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

As of October 31, 2014, the Company had $100,000 recorded in accounts payable and accrued liabilities relating to this matter, which represented the Company’s best estimate of its obligation as of October 31, 2014. In February 2015 the Company issued 2,000,000 shares of common stock to Bit by Bit LLC.

See Note 19 for terms of the settlement with the Bit By Bit Plaintiffs.

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

On April 22, 2013 the Company executed a final settlement agreement with Majid Abai that dismissed the above action, released the Company from all claims and obligated the Company to pay Mr. Abai $25,964. Of this amount, $5,964 was paid on April 24, 2013 and the remaining $20,000 is payable on the earlier of receipt of the $200,000 owed the Company on an existing investment agreement or $5,000 on the first of each month beginning on June 1, 2013 with a final payment due on September 1, 2013. Beginning May, 7, 2013 interest accrued on the unpaid balance at 10% per annum until the amount owed is paid in full. As of October 31, 2013, the outstanding amount owed was $350 of accrued interest. As of October 31, 2014, no amounts were owed related to this matter.

NOTE 12 – INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes are as follows:

	October 31, 2014	October 31, 2013
Computed at U.S. Statutory Rates (34%)	$(4,012,924)	$(7,263,532)
Permanent differences	3,140,795	6,836,436
Temporary differences	(1,605)	287,978
Changes in valuation allowance	873,734	139,118
Total	$-	$-

For both years, the components of the permanent differences relate to stock based compensation, intangible asset amortization, and intangible asset and goodwill impairment.

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	October 31, 2014	October 31, 2013
Deferred tax assets	$2,950,153	$2,076,419
Less: valuation allowance	(2,950,153)	(2,076,419)
Net deferred tax assets	$-	$-

At October 31, 2014, the Company had a net operating loss carry-forwards for federal and state income tax purposes of approximately $8,672,200 and $8,140,693, respectively, which will begin to expire, if unused, beginning in 2029. The valuation allowance increased approximately $873,734 and $139,118 for the years ended October 31, 2014 and 2013, respectively.

The above estimates are based upon management's decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 13 – STOCK PAYABLE

In connection with the acquisition of Proximus Mobility, LLC, there is a current disagreement over the number of shares to be issued for the $3,000,000 purchase of the underlying assets.  The Company believes that the total shares to be issued is 12,000,000 of which 6,000,000 is based on reaching certain milestones outlined in the agreement. As described in Note 13, 19,345,680 common shares, valued at $0.133 per share have been issued in the names of the Proximus Plaintiffs and are held in escrow. The remaining Proximus unit-holders have 3,196,624 with a total value of $425,151 remaining in stock payable as of October 31, 2014.

As of October 31, 2013, the Company had a stock payable balance of $4,309,000. Excluding the 19,345,680 common shares issued to the Proximus Plaintiffs, share certificates totaling 3,166,000 common shares were issued as of October 31, 2014.

NOTE 14 – REDEEMABLE COMMON STOCK

On August 1, 2014, a Stock Purchase Agreement dated June 24, 2014 by and between the Company and Najak Investment Company (“Najak”), a Jordanian exempted company (“Najak”) became binding and effective.

Pursuant to the Stock Purchase Agreement, at the closing of the stock purchase, Najak purchased from the Company 24,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Initial Purchased Shares”), for a total purchase price of $1,200,000.  Pursuant to the Stock Purchase Agreement, Najak has the right to purchase an additional 40,000,000shares of the Company’s common stock (the “Additional Purchased Shares” and, collectively with the Initial Purchased Shares, the “Purchased Shares”) at 0.05 per share on or before the date which is 210 days after the closing date with respect to the Initial Purchased Shares.

The Stock Purchase Agreement contains certain covenants and obligations of the Company including: (i) to commit to consummating an underwritten public offering of its common stock resulting in a per share price to the public reflecting a pre-offering valuation of the common stock of at least 20,000,000 or, at Najak’s election, to either pay Najak $0.30 per Purchased Share or redeem the Purchased Shares for $0.50 per Purchased Share; (ii) to deliver unaudited quarterly financial statements, prepared in accordance with U.S. GAAP within forty-five (45) days after the end of each first through third quarter; (iii) to obtain Najak’s consent prior to taking any of the following actions within two years of August 1, 2014: (x) changing the Company’s OTC Bulletin Board quoted company status (until the Company’s common stock is listed on a national securities exchange); (y) entering into any material contract or business transaction, merger or business combination, or incurring any further debts or obligations; and (z) amending or changing its Articles of Incorporation or Bylaws, or issuing any additional shares or creating any other class of shares; (iv) to notify Najak ninety (90) days prior to issuing any stock options, warrants or other rights or interests in the Company’s shares or raising additional capital; (v) to  elect two designees of Najak to the boards of directors (or similar governing bodies) of the Company and each subsidiary of the Company and to appoint them to any committees of such boards; (vi) to amend the Company’s Articles of Incorporation to provide for the election described in clause (v) above and certain related governance mechanisms within 60 days of August 1, 2014 or to redeem the Purchased Shares at a purchase price of $0.25 per share; and (vii) to keep available adequate current public information as required in SEC Rule 144 and to use commercially reasonable efforts to timely file all SEC reports and to certify to that effect and provide supporting documentation to Najak upon request.

The Stock Purchase Agreement also grants to Najak registration rights specifically with respect to the Purchased Shares, general piggyback registration rights and a right of first refusal in connection with any proposed issuance by the Company of any Equity Securities (as defined in the Stock Purchase Agreement) of the Company.

The Stock Purchase Agreement also provides that within twelve months of August 30, 2014 the Company shall consummate an underwritten public offering of its common stock pursuant to an effective registrations statement under the Securities Act or other applicable securities laws which (1) the per share price to the public reflects a pre-offering valuation of at least $20,000,000 and (2) the Company common stock is listed for trading on the NASDAQ or New York Stock Exchange. If the Company fails to achieve an initial public offering meeting the criteria above, the Purchaser shall have the right at its election: (1) receive a payment equal to $0.30 per Purchased Share within 30 days of the receipt of written demand therefor, or (2) to put all or any portion of the Purchased Shares held by the Purchaser to the Company and the Company shall have the obligation to redeem such Purchased Share put to the Company in exchange for a cash payment of $0.50 per Purchased Share to be paid within 30 days of the receipt of the written notice therefor.

The $1,200,000 purchase price includes the following components: Najak provided the Company $885,281 in cash, and paid legal fees of $46,680 on the Company’s behalf. In addition, Najak forgave $112,166 of advances and the $155,873 promissory note payable to Najak was cancelled. Because these redemption clauses are outside of the Company’s control the $1,200,000 purchase of common stock is classified as redeemable common stock in the consolidated financial statements at October 31, 2014. The Company will recognize changes in the redemption value of the redeemable common stock immediately as they occur.

NOTE 15 – STOCKHOLDERS’ EQUITY

The Company recorded amortization of stock-based compensation of $2,926,042 for the year ended October 31, 2014 for options and warrants.

During the year ended October 31, 2014, the Company issued 12,342,000 of its common stock to investors for $2,280,649, of which $150,000 was included in stock payable as of October 31, 2013. Excluded from the 12,342,000 common shares issued is the 24,000,000 of common stock purchased by Najak for $1,200,000 which has been reclassified as redeemable common stock. In connection with the issuance of the Company’s common stock, the Company also issued warrants to purchase 3,000,000 shares of the Company’s common stock valued at $157,732. The warrants were valued using the Black-Scholes pricing model and the following parameters: (1) a risk free rate of 0.37% - 2.31%, (2) expected volatility of 149% - 260%, (3) expected dividends of $0, (4) expected terms of 3-7 years, (5) and stock price on measurement date of $0.04 - $0.13. The Company also issued 1,000,000 shares of its common shares with a fair market value of $60,000 in exchange for services rendered.

In addition, the Company issued 19,345,680 shares of its common stock to the Proximus Plaintiffs in connection with the lawsuit and is held in escrow pending resolution of the matter.

During the year ended October 31, 2013, the Company issued 9,135,049 shares of common stock for net proceeds of $971,500. The proceeds were received by the Company as of October 31, 2014. In connection with the share issuance, The Company issued warrants to purchase 700,000 shares of the Company’s common stock. $81,868 of the proceeds were allocated to the value of the warrant instruments and recorded as additional paid-in capital.

On May 7, 2013, the Company issued 250,000 warrants with a fair value of $60,528 in connection with the acquisition of ValuText LLC. The fair value was recorded as additional paid in capital.

On August 13, 2013, the Company issued 89,472 shares of common stock valued at $0.25 per share in exchange for outstanding amounts owed for services rendered.

NOTE 16 – STOCK OPTION AND WARRANT ACTIVITIES

Stock Option Activities

From time to time, the Company issues options to its employees and directors, for their services.

The Company issued 15,375,000 stock options to officers and several employees and 3,000,000 stock options to a shareholder in connection with the purchase of the Company’s common shares during the year ending October 31, 2014. Of these options, 15,000,000 options vest immediately and are exercisable at $0.08 per share in 7 years, 3,000,000 options are exercisable at $0.25 in two years, 375,000 vest in 1 to 3 years and are exercisable at $0.15 - $0.25. These options were valued at $1,478,279 on the grant dates using the Black-Scholes model with the following assumptions: (1) 0.37% - 2.31% discount rates, (2) expected volatilities of 149% - 260%, (3) no expected dividends; and (4) expected terms of 2 to 7 years.

In fiscal year 2013, the Company issued 337,500 stock options to employees. These options vest in 3 years and are exercisable between $0.25 and $0.51 per share within 5 to 7 years. These options were valued at $134,769 on the grant date using the Black-Scholes model with the following assumptions: (1) 0.77% - 1.53% discount rates, (2) expected volatilities of 188.41% - 217.08%, (3) no expected dividends; and (4) an expected terms of 5 and 7 years.

In fiscal year 2013, the Company issued 1,000,000 options with fair value of $136,632 to directors.  The directors’ options were fully vested at the date of the grant. These options were valued using the Black-Scholes option-pricing model and the following parameters on the grant date: (1) 1.35% risk-free discount rate, (2) expected volatility of 201.81% (3) $0 expected dividends, and (4) an expected term of 5 years.

Warrant Activities

The Company issued 1,800,000 warrants with an exercise price between $0.50 - $1.50 per share during the fiscal year ended October 31, 2013, of which 850,000 were issued to DDR Property Management LLC related to the Strategic Marketing Agreement dated May 7, 2013, 250,000 warrants issued in connection with the acquisition of ValuText LLC to JDN Development Company (205,000 warrants) and J Cohn Marketing Group Inc. (45,000 warrants) and 700,000 warrants to a private investor.

The warrants granted in the fiscal year ended October 31, 2013 were valued using the Black-Scholes option-pricing model and the following parameters: (1) 0.82% to 1.21% risk-free discount rate, (2) expected volatility of 191.24% to 198.72%, (3) $0 expected dividends, and (4) an expected term of 5 to 7 years for each grant based on term of the warrant.

The following is a summary of the activity of stock options and warrants for the each of the two years ended October 31, 2014:

	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, October 31, 2012	24,929,475	0.45	6.12	12,947,130
Granted	3,137,500	0.59	-	-
Forfeited	(3,487,500)	0.51	-	-
Outstanding, October 31, 2013	24,579,475	0.30	7.77	-
Granted	18,525,000	0.11	-	-
Forfeited	(12,458,333)	0.54	-	-
Outstanding October 31, 2014	30,646,142	0.25		-
Exercisable, October 31, 2014	28,804,015	0.24	-	-

The Company recorded option and warrant expense of $2,926,042 and $2,566,061 for options and warrants vested during the years ended October 31, 2014 and 2013, respectively.

The following is a summary of outstanding stock options and warrants at October 31, 2014:

Number of Common Stock Equivalents Options/Warrants	Expiration Date	Remaining Contracted Life (Years)	Exercise Price	Weighted Average Remaining Contracted Life (Years)
208,335	01/21/2015	0.22	$0.50	0.0015
3,000,000	05/20/2016	1.55	$0.25	0.1521
420,681	06/27/2016	1.66	$0.75	0.0228
62,499	10/31/2016	2.00	$0.50	0.0041
300,000	04/17/2017	2.46	$0.51	0.0241
300,000	08/21/2017	2.81	$1.00	0.0275
300,000	09/07/2017	2.85	$0.15	0.0279
200,000	01/06/2018	3.19	$1.50	0.0208
200,000	02/28/2018	3.33	$0.25	0.0217
500,000	05/02/2018	3.50	$1.50	0.0572
3,250,170	05/31/2018	3.58	$0.20	0.3801
187,790	09/20/2018	3.89	$0.19	0.0238
1,000,000	10/16/2018	3.96	$0.15	0.1293
50,000	11/17/2018	4.05	$0.25	0.0066
2,000,000	12/01/2018	4.09	$0.50	0.2668
125,000	01/01/2019	4.17	$0.51	0.0170
150,000	04/20/2019	4.47	$0.08	0.0219
1,916,667	04/30/2019	4.50	$0.51	0.2814
25,000	07/01/2019	4.67	$0.51	0.0038
25,000	05/05/2020	5.52	$0.51	0.0045
1,100,000	05/06/2020	5.52	$0.50	0.1981
25,000	11/19/2020	6.06	$0.25	0.0049
15,000,000	07/01/2021	6.67	$0.08	3.2653
300,000	12/05/2026	12.10	$0.51	0.1185
30,646,142				5.0816

All options and warrants issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at October 31, 2014 and 2013 was $1,300,156 and $2,892,962, respectively.

NOTE 17 – NONMONETARY TRANSACTION

During the fiscal year ended October 31, 2013, the Company exchanged Samy subscription services for advertising. Barter transactions are recorded at the estimated fair value of the product or service received or the estimated fair value of the service surrendered, whichever is more readily determinable. The Company would otherwise have paid cash for such advertising. For the fiscal year ended October 31, 2013, revenues and advertising expenses of $413,121 recorded were related to the barter arrangements. There were no barter arrangement transactions recorded during the year ended October 31, 2014.

NOTE 18 – CONCENTRATION

A substantial portion of the Company revenues were related to one customer (72%) in fiscal year 2014 totaling $304,386 and two customers (76%) in fiscal year 2013 totaling $1,408,624.  As of October 31, 2014 and 2013, amounts due from these customers included in accounts receivable, both current and non-current was $0 and $829,541, respectively. The loss of one of these significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

NOTE 19 – SUBSEQUENT EVENTS

Legal Proceedings

Majid Abai and the Abai Group, Inc v. MobileBits Holding Corporation

On December 8, 2014, the Company executed a final settlement agreement with the Plaintiffs that dismissed the above action, released the Company from all claims and obligated the Company to pay the Plaintiffs $228,000 in cash and common stock of MobileBits Holdings Corporation as follows:

Stock Consideration: Within 5 business days of December 8, 2014 issue 2,000,000 of common stock at $0.02 per share or the equivalent of $40,000, which the Company issued in December 2014.

Cash Consideration: Within 5 business days from December 8, 2014 the Company is to make a $20,000 payment and additional $20,000 payments on December 24, 2014 and January 24, 2015. The remaining $128,000 shall be paid as follows: If the Company’s total gross monthly revenues exceed $22,500 in any month, commencing with January 2015, the Company shall make a $7,000 payment by the 24th of the following month. If the Company’s total monthly gross revenues do not exceed $22,500 in any month, commencing with January 2015, the Company share make a $2,000 payment by the 24th of the following month. In addition, if the Company receives an equity investment of $500,000 the Company shall make a payment of $10,000 for $500,000 received. The Plaintiff has an option to forego $40,000 of the cash consideration and accept an equivalent amount of the Company’s common stock.

As of October 31, 2014, the Company had accrued approximately $228,000 in accrued expenses related to the settlement of this lawsuit. As of February 13, 2015, the Company has paid $67,000 of the amount owed.

Bit By Bit Mobile LLC (“BBBM”), Bit By Bit Holdings LLC (“BBBH”), G Fley Investments LLC (“G Fley”) and SBV Holdings LLC v. MobileBits Holdings Corporation

On December 5, 2014 the Company executed a final settlement agreement with the Bit by Bit Plaintiffs that dismissed the above action, released the Company from all claims and that the Company would accept Alex Fleyshmakher as a member of the Board of Directors of the Company, provide an exclusive right of first refusal, for 10 years commencing on December 5, 2014 to market, promote, offer for sale, sell, license, distribute, commercialize, and otherwise exploit in Russia and the Ukraine. All revenue from these rights shall first be applied to recoup the Bit by Bit Plaintiffs out-of-pocket costs in connection with establishing the operation. Thereafter, 50% of the annual profits shall be allocated and paid out to the Bit By Bit Plaintiffs. In addition, the Company shall issue 2,000,000 shares of the Company’s common stock at $0.05 per share. With the execution of the agreement, the Company agreed to pay the Bit By Bit Plaintiffs $100,000 no later than three years from this execution of the agreement with the promissory note bearing 5% interest in the second year and 7% in the third year. As of October 31, 2014, the Company had $100,000 recorded in accounts payable and accrued expenses related to this matter. In February 2015 the Company issued 2,000,000 shares of common stock to Bit by Bit LLC.

Sale of Common Stock

During the period from November 1, 2014 to February 9, 2015, the Company issued 2,000,000 shares of Common Stock in exchange for a $40,000 reduction in amount due a creditor.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer  and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer  and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2014.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our chief executive officer and chief financial officer have determined and concluded that, as of October 31, 2014, the Company’s internal control over financial reporting was not effective.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include lack of segregation of duties and a lack of adequate documentation of our system of internal control.

To address these weaknesses, management hired a full time Chief Financial Officer who is familiar with the Public Company reporting rules and has established an Audit Committee. Due to the Company’s small number of employees, the lack of segregation of duties continues to exist.  The Company during fiscal year 2014 has continued the process of documenting the system of internal control.

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

Name	Age		Position Since
Kent Kirschner	42	Interim Chief Executive Officer, Director	September 2014
Hussein Abu Hassan	36	President, Chief Operating Officer, Director (Vice Chairman)	April 2014
Walter Kostiuk	48	Former President, Chief Strategy Officer, Former Director (Chairman)	March 2009 (1)
James Burk	62	Chief Financial Officer	May 2012
Matthew Mountain	41	Former Director	December 2011 (2)
Ian Lambert	69	Director	December 2011
Greg Goldberg	52	Former Director	April 2012 (2)
Glenda Glover	52	Former Director	April 2012 (2)

(1)	Effective as of May 30, 2014, Walter Kostiuk no longer served as an officer or employee of MobileBits Holdings Corporation, a Nevada corporation (the “Company”), or any of its affiliates.
(2)	On May 27, 2014, Matthew Mountain, Greg Goldberg and Glenda Glover resigned as members of the Board of Directors of the Company.

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our directors and executive officers.

Kent Kirschner, Interim Chief Executive Officer

Mr. Kent Kirschner joined the Company in January 2011 as Senior Director of Sales and in 2013 was promoted to Vice President Global Business Development at the Company, with responsibility managing the growth of Samy through retail, media and reseller partners. In June 2014, Mr. Kirschner was promoted to Interim Chief Executive Officer. Mr. Kirschner brings two decades of experience working in the media, production and advertising industries. Mr. Kirschner began his career as a production manager working on National Geographic films in remote countries around the world. Since 1998, Mr. Kirschner has worked in a variety of roles with several major companies that are focused on publishing, digital advertising and social media.

Qualifications: Mr. Kirschner as Director of Latin America for Universal Press, a leading provider and syndicator of editorial content, Mr. Kirschner grew the Latin America business unit by 80%. From there he went on to build and manage a chain of Hispanic newspapers that grew to be published in more than 30 U.S. markets. Moving from print media to digital, Mr. Kirschner joined Neighborhood America, a leading provider of enterprise social media platforms, and was charged with building an advertising and media business unit which included projects with AMEX, Scripps Networks (HGTV), Rodale and Kodak. He then went on to join Traffiq, one of the first demand side platform's (DSP) in the digital advertising industry as its Director for Latin America. While there, he built a publisher network of 300+ ad networks and independents generating almost 100 million monthly unique visitors.

Hussein Abu Hassan, President, Chief Operating Officer and Vice Chairman of the Board of Directors

Mr. Abu Hassan has been our President, Chief Operating Officer and Vice Chairman of the Board of Directors since April 2014. He is an entrepreneur with diverse background in building businesses from ground up. Mr. Abu Hassan started his business career in 2000 in the Shipping and Trading. Then he started focusing on the trading and leasing of heavy machinery and construction equipment and materials, in Dubai and Qatar. Later on, Mr. Abu Hassan has ventured into a production facility for Elevators and Escalators and Construction Hoist in Shanghai, China. Mr. Abu Hassan has started different Real Estate portfolios in United States and Canada markets. Over the past 14 years, Mr. Abu Hassan has attended many regional and international exhibitions, workshops, seminars, and business rounds in different industries, from construction, shipping, trading, IT, social media and real estate.

Qualifications: Mr. Abu Hassan has been a Managing Director for several companies in his career, overseeing all aspects of operations including strategy development,  full profit and loss management and responsibility, as well as team development for various enterprises of between 25 and 150 employees Mr. Abu Hassan serves as Chairman of the Board of Orix Investments Corp since March 2013, a member of the board of directors of Najak Investments Int. since June 2012, which is a private equity group focused on emerging digital marketing technology and biotech sectors, and an Executive Director and board member of Orient Shipping & Trading Co. since June 2000. He was previously serving as the Chief Executive Officer and Chairman of Pioneers Holding Ltd. from 2009 to 2013 and is now an active board member.

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

Ian Lambert, Director

Mr. Lambert has been our director and a member of the audit committee since December 2011.  Mr. Lambert's broad exposure to a wide range of business activities includes experience in oil & gas development, marketing, manufacturing, data processing operations and software development, and precious metals and mineral exploration and development. His current and recent positions include: COO Grizzly Discoveries Inc. (mineral exploration) March 2013 to present, CEO/President/Director, Trade Winds Ventures Inc., (mineral exploration) April 1990 to December 2011; Director, North Sea Energy Inc., (oil and gas production), Sept. 2007 to present; Director, Sunorca Development Corp. (energy, oil & gas projects) December, 2000 to June 2014; Director, Strategic Mining Corp., (mineral exploration) March 2010 to December 2012; Advisory Board/Director, MobileBits Corp. (wireless mobile technology) November, 2009 to present. Prior to becoming an Officer and Director of public companies, he served several years each as Manager, Systems Consulting for Deloitte Haskins & Sells Associates, Manager Systems Development for Cominco Ltd. and MacMillan Bloedel Ltd., and Systems Analyst, Mobil Oil Canada.

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

Code of Ethics

The Company adopted a Code of Ethics policy in December 2012.

Audit Committee Financial Expert

The Board of Directors has established an audit committee and has an audit committee financial expert, Ian Lambert.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as “reporting persons”), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other MobileBits equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended October 31, 2014, all reporting persons have complied with all applicable Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended October 31, 2014 and 2013 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO), Chief Operating Officer and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kent Kirschner,	2014	81,000	-	-	-	-	-	5,402	86,402
Interim Chief Executive Officer	2013	84,110	-	-	-	-	-	-	-

Hussein Abu Hassan, President, Chief Operating Officer	2014	61,023	-	-	-	-	-	5,541	66,564
and Vice-Chairman of the Board	2013	-	-	-	-	-	-	-	-

James Burk,	2014	141,250	-	-	-	-	-	12,482	153,742
Chief Financial Officer	2013	126,173	-	-	-	-	-	12,737	138,910

Walter Kostiuk,	2014	125,025	-	-	-	-	-	9,790	134,815
former Chief Executive Officer	2013	160,217	-	-	-	-	-	12,527	172,744

Andrew Marshall,	2014	-	-	-	-	-	-	-	-
former Chief Operating Officer	2013	91,674	-	-	-	-	-	-	91,674

(1)	Mr. Kirschner was promoted to Interim CEO on June 19, 2014.

(2)	Mr. Abu Hassan was hired as President and Chief Operating Officer on April 21, 2014.

(3)	Mr. Burk was hired as CFO on May 1, 2012.

(4)	Chief Executive Officer and Chief Financial Officer as of October 31, 2011. Mr. Kostiuk resigned from his position as CEO on the closing of the Merger which took place on December 6, 2011 and was reinstated as CEO upon the resignation of Mr. Abai on August 1, 2012. Mr. Kostiuk resigned from his position as CFO upon the hiring of Mr. Burk on May 1, 2012. Mr. Kostiuk resigned as CEO on May 30, 2014.

(5)	Mr. Marshall was appointed COO on October 1, 2012 and resigned on May 15, 2013.

(6)	Company paid health insurance premiums.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding unexercised stock options and unvested stock awards held by our named executive officers as of October 31, 2014.

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Kent Kirschner	01/02/2012 09/08/2014 -- -- --	118,056 22,928 -- -- --	6,944 102,072 -- -- --	-- -- -- -- --	0.51 0.15 -- -- --	01/01/2019 09/17/2017 -- -- --	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --

Hussein Abu Hassan	04/21/2014 07/02/2014 -- -- --	150,000 15,000,000 -- -- --	-- -- -- -- --	-- -- -- -- --	0.05 0.08 -- -- --	04/09/2019 04/01/2021 -- -- --	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --

James Burk	05/01/2012 05/01/2012 -- -- --	833,333 -- -- -- --	166,667 500,000 -- -- --	-- -- -- -- --	0.51 0.51 -- -- --	04/30/2019 04/30/2019 -- -- --	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --	-- -- -- -- --

Walter Kostiuk	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --

Andrew Marshall	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --

(1)	Mr. Kirschner was promoted to Interim Chief Executive Officer on June 19, 2014.
(2)	Mr. Hassan joined the Company as President and Chief Operating Officer on April 21, 2014.
(3)	Mr. Burk was hired as CFO on May 1, 2012. Unvested options of James Burk are 1,000,000.

Long-Term Incentive Plan Awards

The Company has no long-term incentive plans.

Compensation of Directors

Director Agreements with Kent Kirschner (employee director)

On September 8, 2014 Kent Kirschner entered into a Director Agreement with the Company, and its two wholly-owned subsidiaries, Pringo and MobileBits Corporation. Pursuant to the Director Agreements of our non-employee directors agreed to act as directors of the Company, and its subsidiaries Pringo and MobileBits Corporation. Pursuant to the Director Agreement, the Company agreed to Mr. Kirschner to the fullest extent that would be permitted by law or by the organizational documents of the Company for certain liabilities arising by reason of his directorship with the Company, excluding liabilities resulted from fraud, gross negligence or willful misconduct of such director. Mr. Kirschner is also subject to a non-disclosure covenant and a non-solicitation covenant.

Pursuant to the Director Agreement, Mr. Kirschner is entitled to receive an option to purchase a total of 150,000 shares of common stock of the Company at an exercise price of $0.15 per share and after eighteen months’ service on the Board, the Director shall have the option to purchase an additional 180,000 shares of the Company’s common stock at $0.15 per share for the Director’s services rendered hereunder for all three entities, subject to the vesting schedule provided in the Director Agreements. Each director is also entitled to receive $300 for each Board meeting he attended in person and $150 for each Board meeting he remotely attended. During the directorship term, the Company shall reimburse the directors for all reasonable out-of-pocket expenses incurred by the directors in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

Director Agreement with Hussein Abu Hassan (employee director)

On April 21, 2014 Hussein Abu Hassan entered into a Director Agreement with the Company, and its two wholly-owned subsidiaries, Pringo and MobileBits Corporation. Pursuant to the Director Agreements of our non-employee directors agreed to act as directors of the Company, and its subsidiaries Pringo and MobileBits Corporation. Pursuant to the Director Agreement, the Company agreed to Mr. Abu Hussein to the fullest extent that would be permitted by law or by the organizational documents of the Company for certain liabilities arising by reason of his directorship with the Company, excluding liabilities resulted from fraud, gross negligence or willful misconduct of such director. Mr. Abu Hussein is also subject to a non-disclosure covenant and a non-solicitation covenant.

Pursuant to the Director Agreement, Mr. Abu Hassan is entitled to receive an option to purchase a total of 150,000 shares of common stock of the Company at an exercise price of $0.05 per share for the Director’s services rendered hereunder for all three entities, subject to the vesting schedule provided in the Director Agreements. Each director is also entitled to receive $300 for each Board meeting he attended in person and $150 for each Board meeting he remotely attended. During the directorship term, the Company shall reimburse the directors for all reasonable out-of-pocket expenses incurred by the directors in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

Our employee directors Mr. Abu Hassan and Mr. Kirschner are not compensated for being directors.

Director Agreement with, Ian Lambert (non-employee director)

On December 7, 2011 Ian Lambert entered into a Director Agreement with the Company, and its two wholly-owned subsidiaries, Pringo and MobileBits Corporation. Pursuant to the Director Agreement of our non-employee director agreed to act as directors of the Company, and its subsidiaries Pringo and MobileBits Corporation. Pursuant to the Director Agreement, the Company agreed to Mr. Lambert to the fullest extent that would be permitted by law or by the organizational documents of the Company for certain liabilities arising by reason of his directorship with the Company, excluding liabilities resulted from fraud, gross negligence or willful misconduct of such director. Mr. Lambert is also subject to a non-disclosure covenant and a non-solicitation covenant.

Pursuant to the Director Agreement, Mr. Lambert is entitled to receive an option to purchase a total of 150,000 shares of common stock of the Company at an exercise price of $0.51 per share for the Director’s services rendered hereunder for all three entities, subject to the vesting schedule provided in the Director Agreements. In October 2013, the Board agreed to issue Mr. Lambert 250,000 options of the Company’s common stock at an exercise price of $0.15, vested immediately, for his continuing service as a board member. Each of the three directors is also entitled to receive $300 for each Board meeting he attended in person and $150 for each Board meeting he remotely attended. During the directorship term, the Company shall reimburse the directors for all reasonable out-of-pocket expenses incurred by the directors in attending any in-person meetings, provided that the director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

Employment Contracts

Employment Agreement with Kent Kirschner

On June 19, 2914 Kent Kirschner accepted the appointment to Interim Chief Executive of MobileBits Holding Corporation, MobileBits Corporation and Pringo, Inc. Mr. Kirschner’s annual base salary is $90,000 as well as 7% commission on cash receipts on revenues of customers for which he is identified as the originating sales person as for up to two years as long as he is employed by the company. He is also entitled to Company paid health insurance.

Employment Agreement with Hussein Abu Hassan

On April 21, 2014 the Company executed an employment agreement with Hussein Abu Hassan. This agreement was subsequently amended on July 2, 2014. Under the amended agreement, Mr. Abu Hassan will serve as the Company’s President and Chief Operating Officer for an initial term of three years, which term shall automatically renew for successive one year periods after the initial term unless either party gives the other at least thirty (30) days’ written notice of non-renewal. Mr Abu Hassan’s basic annualized salary shall be at least $150,000.00, subject to an increase from time to time as mutually agreed between the Company and Mr. Abu Hassan. Mr. Abu Hassan shall be eligible to receive incentive annual bonus compensation with a target equal to 100% of his annual base salary. The Company’s Board also has discretion to award an additional bonus or bonuses to Mr. Abu Hassan.

Mr. Abu Hassan received non-qualified stock options to purchase an aggregate of Fifteen Million (15,000,000) shares of the Company’s common stock. These options are non-transferable and vested immediately. These options have a term of seven (7) years and the exercise price of the options shall be equal to the fair market value of the stock on the date of grant which the parties mutually agreed was $0.08. Mr. Abu Hassan shall also be eligible to receive additional stock options as determined by the Board in accordance with the Company’s practices applicable to senior employees of the Employer.

The Company agreed to make such additional payments to Mr. Abu Hassan as are necessary to provide him with enough funds to pay any and all taxes attributable to or resulting from the payment of his base salary, bonus and any other compensation paid to him under the amended agreement, including without limitation to any and all income tax arising under the Internal Revenue Code, and state, Canadian and provincial laws.  The Company shall make any tax gross up payments required no later than 105 days after the last day of each taxable year.

During the term, Mr. Abu Hassan shall be provided with the health insurance equivalent to that provided to other executives of the Company, disability insurance and such other benefits as may be offered by the Company to executive level employees and shall be reimbursed for all reasonable expenses incurred in the performance of his duties, including without limitation, all travel expenses related to his duties on behalf of the Company and for all membership fees and related costs in connection with his membership in approved professional and civic organizations.

The amended agreement contains customary indemnification provisions for Mr. Abu Hassan as an executive officer of the Company and subjects Mr. Abu Hassan to a non-disclosure covenant.

The amended agreement may be terminated voluntarily by Mr. Abu Hassan upon at least ten business days’ notice, terminated for Good Reason (as defined in the amended agreement) by Mr. Abu Hassan (in which case Mr. Abu Hassan will be entitled to receive his base salary and other compensation and employee benefits for a period of twelve months), terminated by the Company for Good Cause (as defined in the amended agreement) or terminated by the Company without Good Cause (in which case Mr. Abu Hassan will be entitled to receive his base salary and other compensation and employee benefits for a period of twelve months). The amended agreement also terminates upon Mr Abu Hassan’s death, disability, illness or incapacity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A. The following table lists, as of February 13, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 135,094,389 shares of our common stock issued and outstanding as of February 13, 2015.  Unless otherwise indicated, the address of each person listed is c/o MobileBits Holdings Corporation, 5901 N. Honore Ave, Suite 110, Sarasota, Florida 34243.

Title of Class	Name, Address Of Beneficial Owner And Position(1)	Shares Of Common Stock	Percent Of Class(2)
Common	Hussein Abu Hassan (3)	15,000,000	11.1%
Common	Lopar LLC	13,878,307	10.3%
Common	Farid Moradi	11,151,168	8.3%
Common	Alex Fleyshmakher (3)	2,500,000	1.9%
Common	Kent Kirschner(3)	1,135,387	0.8%
Common	James Burk(3)	1,033,333	0.8%
Common	Ian Lambert(3)	591,667	0.5%

	All directors and officers as a group (5 persons) (3)	20,260,387	15.0%

(1)	Unless otherwise indicated, each person named in the above-described table has the sole voting and investment power with respect to his shares of the Common Stock beneficially owned.

(2)	Unless otherwise provided, the calculation of percentage ownership is based on 135,094,389 shares of our common stock issued and outstanding as of February 13, 2015, any shares of the Common Stock which are not outstanding as of such date but are subject to options, warrants, or rights of conversion exercisable within 60 days of February 13, 2013 shall be deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but shall not be deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes shares issuable pursuant to options that are currently exercisable (or may become exercisable on or before January29, 2015) as follows: Mr. Abu Hassan, 15,000,000, Mr. Kirschner, 1,135,387, Mr. Burk, 833,333 Mr. Lambert, 441,667 and warrants to Mr. Fleyshmakher, 300,000; and for all directors and executive officers as a group, 17,710,387.

(4)	Includes 2,200,000 Common Stock held by Bit by Bit Holdings of which Alex Fleyshmakher is a principal owner.

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

In January 2013, the Company engaged Andrea Kostiuk, wife of Walter Kostiuk, as an independent contractor to provide marketing support services. The contract provides for her to receive $2,240 per month which was increased to $2,800 as of September 1, 2013. For the year ended October 31, 2014, her fees totaled $11,420 and there were no unpaid fees as of October 31, 2014. For the year ended October 31, 2013, her fees totaled $21,280 and there were no unpaid fees as of October 31, 2013.

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

We have 2 independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent auditors, GBH CPAs, PC, for professional services rendered for the audit of our annual financial statements included for the years ended October 31, 2014 and 2013 were $72,000 and $88,700, respectively.

Audit-Related Fees

For the years ended October 31, 2014 and 2013, there were no fees billed for assurance and related services by our auditor relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

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

(a)(1)	Financial Statements Contained in Item 8 hereof.
(a)(2)	None
(a)(3)	Exhibits

Number	Description
2.1	Agreement and Plan of Merger, June 23, 2011, by and among MobileBits Holdings Corporation, a Nevada corporation, MB Pringo Merger Sub, Inc., a Delaware corporation, and Pringo, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 29, 2011.
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 3, 2011, by and among MobileBits Holdings Corporation, a Nevada corporation, MB Pringo Merger Sub, Inc., a Delaware corporation, and Pringo, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to Form 8-K filed on October 7, 2011.
2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of December 6, 2011, by and among MobileBits Holdings Corporation, a Nevada corporation, MB Pringo Merger Sub, Inc., a Delaware corporation, and Pringo, Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to Form 8-K filed on December 7, 2011.
2.4	Stock Exchange Agreement, dated as of May 21, 2012, by and among MobileBits Holdings Corporation, Aixum Tec AG, and each of the individuals who executed the agreement on the signature page thereto as a seller incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 25, 2012.
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form S-1 filed on December 11, 2008.
3.2	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 16, 2010.
3.2	Amended and restated Bylaws, incorporated by reference to Exhibit 3.2 to Form S-1 filed on December 11, 2008
10.1	Stock purchase agreement, dated as of December 12, 2009, by and among Bellmore Corporation, a Nevada corporation, Mark Gruberg, Bernard Gruberg, and Walter Kostiuk, incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 16, 2009.
10.2	Share Exchange Agreement, dated March 12, 2010, by and among MobileBits Holdings Corp., a Nevada corporation, MobileBits Corporation (“MBC”), a Florida corporation, and the shareholders of MBC, incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 16, 2010.
10.4	Share Purchase Agreement, dated September 17, 2010, by and between MobileBits Corporation, a Florida corporation and Global Commodities LTD, incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 6, 2010.
10.5	Share Purchase Agreement, dated September 28 2010, by and between MobileBits Corporation, a Florida Corporation and Gaia Investments Limited, incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 6, 2010.
10.6	Director Agreement dated December 7, 2011, by and between MobileBits Holdings Corporation, a Nevada corporation, Pringo, Inc., a Delaware company, MobileBits Corporation, a Florida corporation, and Ian Lambert, incorporated by reference to Exhibit 10.7 to Form 8-K filed on December 7, 2011.
10.7	Employment Agreement, dated April 21, 2014 by and between MobileBits Holdings Corporation, a Nevada corporation and Hussein Abu Hassan, incorporated by reference to Item 5.02 to Form 8-K filed on June 21, 2014.

10.8	Director Agreement, dated April 21, 2014, by and between MobileBits Holdings Corporation, a Nevada corporation, Pringo, Inc. a Delaware company, and MobileBits Corporation, a Florida corporation and Hussein Abu Hassan.
10.9	Appointment of Kent Kirschner as Interim Chief Executive Officer of MobileBits Holdings Corporation, a Nevada corporation, incorporated by reference to Item 5.02 to Form 8-K filed on June 21, 2014.
10.10	Employment Agreement as revised July 2, 2014 by and between MobileBits Holdings Corporation, a Nevada corporation and Hussein Abu Hassan.
10.11	Director Agreement, dated September 8, 2014, by and between MobileBits Holdings Corporation, a Nevada corporation, Pringo, Inc. a Delaware company, and MobileBits Corporation, a Florida corporation and Kent Kirschner, incorporated by reference to Item 5.02 to Form 8-K filed on September 12, 2014.
10.12	Director Agreement dated December 5, 2014, by and between MobileBits Holdings Corporation, a Nevada corporation, Pringo, Inc., a Delaware company, MobileBits Corporation, a Florida corporation, and Alex Fleyshmakher, incorporated by reference to Item 5.02 to Form 8-K filed on December 7, 2014.
14.1	Code of Ethics
21.1	Subsidiaries of the registrant. †
31.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101	Interactive Data File (Form 10-K for the quarterly period ended October 31, 2013 (furnished in XBRL). †

† Filed herein.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILEBITS HOLDINGS CORPORATION

Date: February 13, 2015	By:	/s Kent Kirschner
Kent Kirschner, Interim Chief Executive Officer, (Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 13, 2015 by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ Hussein Abu Hassan	Vice Chairman of the Board, President and Chief Operating Officer
Hussein Abu Hassan

/s/ James Burk	Chief Financial Officer
James Burk /s/ Kent Kirschner	Director
Kent Kirschner

/s/ Ian Lambert	Director
Ian Lambert

/s/ Alex Fleyshmakher	Director
Alex Fleyshmakher

